Form 10-Q
period 2009-05-31
Lux Digital Pictures, Inc.
filed 2009-07-15
CIK 1442376

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MAY 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

LUX DIGITAL PICTURES, INC.
(Exact name of registrant as specified in its charter)

Wyoming	22-2589503
incorporation or organization) (State or other jurisdiction of	(IRS Employer Identification No.)

For correspondence, please contact:

Jillian Ivey Sidoti, Esq.
34721 Myrtle Court
Winchester, CA 92596
(323) 799-1342 (phone)
(951) 602-6049 (fax)

2140 Shattuck Ave., Ste 210-2270
Berkeley, CA. 94704
(Address of principal executive offices)

510-948-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

At July 9, 2009, there were 47,990,000 shares outstanding of  the Company’s common stock and 2,500,000 of the Company’s preferred stock.

LUX DIGITAL PICTURES, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MAY 31, 2009

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LUX DIGITAL PICTURES, INC.
BALANCE SHEETS
AS OF MAY 31, 2009 AND AUGUST 31, 2008

	May 31, 2009 (unaudited)	August 31, 2008 (audited)
ASSETS
Current Assets
Cash	$135,930	$252,461
Accounts receivable	143,827	49,500
Prepaid advertising	100,000	100,000
Total Current Assets	379,757	401,961

Other Assets
Unamortized film costs, net	451,714	445,214

TOTAL ASSETS	$831,471	$847,175

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,785	$22,514
Accrued taxes	20,500	9,700
Estimated costs to complete films	20,400	64,000
Reserve for residuals and participants	7,500	7,500
Note payable - stockholder	15,050	15,050
Total Current Liabilities	66,435	118,764

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $.001 par value; 47,990,000 shares issued and outstanding)	47,990	47,990
Preferred stock (10,000,000 shares authorized; $.001 par value; 2,500,000 shares issued and outstanding)	2,500	2,500
Paid in capital	644,352	644,352
Retained earnings	70,194	33,569
Total Stockholders’ Equity	765,036	728,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$831,471	$847,175

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS AND NINE MONTHS ENDED MAY 31, 2009

	Three Months Ended May 31, 2009		Nine Months Ended May 31, 2009

GROSS REVENUES		$20,522	$135,166

OPERATING EXPENSES
General		16,108	73,041
Amortization of film costs		4,500	13,500
Impairment of advertising asset		0	0
TOTAL OPERATING EXPENSES		20,608	86,541

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES		(86)	48,625

PROVISION FOR INCOME TAXES		0	12,000

NET INCOME (LOSS)	$	(,86)	$36,625

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING FOR THE PERIOD		47,990,000	47,990,000

NET INCOME (LOSS) PER SHARE		$(0.00)	$0.00

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
AS OF MAY 31, 2009

	Common Stock		Preferred Stock		Additional	Retained
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Total

Balance, May 6, 2008	-0-	$0	-0-	$0	$0	$0	$0

Issuance of common stock, private placement, July 10008	990,000	990	-	-	96,450	-	97,440

Issuance of common and preferred stock to related party to acquire assets, June 1, 2008	38,000,000	38,000	2,500,000	2,500	151,902	-	192,402

Issuance of common stock to acquire radio media, June 1, 2008	2,000,000	2,000	-	-	198,000	-	200,000

Issuance of common stock to founder for film assets and future consulting services, June 1, 2008	5,000,000	5,000	-	-	-	-	5,000

Issuance of common stock in exchange for film assets, June 1, 2008	2,000,000	2,000	-	-	198,000	-	200,000

Net income for the period ended August 31, 2008	-	-	-	-	-	33,569	33,569

Balance, August 31, 2008	47,990,000	47,990	2,500,000	2,500	644,352	33,569	728,411

Net income for the nine months ended May 31, 2009	-	-	-	-	-	36,625	36,625

Balance, May 31, 2009	47,990,000	$47,990	2,500,000	$2,500	$644,352	$70,194	$765,036

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED MAY 31, 2009

Nine Months Ended May 31, 2009

Cash Flows from Operating Activities:
Net income for the period	$36,625
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of film assets	13,500
Changes in Assets and Liabilities
(Increase) in accounts receivable	(94,327)
(Decrease) in accounts payable	(20,729)
Increase in accrued taxes	12,000
(Decrease) in estimated costs to complete films	(43,600)
Net Cash Used by Operating Activities	(96,531)

Cash Flows from Investing Activities: Investment in new films	(20,000)
Net Cash Used in Investing Activities	(20,000)

Cash Flows from Financing Activities:
Sales of common stock	0
Loan from stockholder	0
Net Cash Provided by Financing Activities	0

Net Decrease in Cash and Cash Equivalents	(116,531)

Cash and Cash Equivalents – Beginning	252,461

Cash and Cash Equivalents – Ending	$135,930

Supplemental Cash Flow Information:
Cash Paid for Interest	$0
Cash Paid for Income Taxes	$0

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Lux Digital Pictures, Inc. was incorporated on May 6, 2008 under the laws of the State of Wyoming. Lux Digital Pictures, Inc. is referred to herein as the "Company".

The Company operates in the entertainment industry; specifically, in connection with the development, production, marketing and distribution of digital films.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Basis of Presentation

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the period ended August 31, 2008. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

Revenue consists substantially of fees earned from movies and videos that we have interests in. We recognize revenue from a sale or licensing arrangement of a film when all of the following conditions are met: persuasive evidence of a sale or licensing arrangement with a customer exists; the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery; the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale; the arrangement fee is fixed or determinable; and collection of the arrangement fee is reasonably assured.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Unamortized Film Costs

Unamortized film costs consist of investments in films which include the costs of completed films which have been produced by the Company. The costs include all direct production and financing costs and production overhead. Costs of acquiring and producing films are amortized using the individual-film-forecast method, whereby these costs are amortized and participation and residual costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films.

Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release. Unamortized film costs are stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films is reviewed on a title-by-title basis, when an event or changes in circumstances indicates that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management’s future revenue and cost estimates. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management’s future revenue estimates. See Note 2.

Advertising

The Company, in accordance with AICPA Standard of Position 93-7 “Reporting on Advertising Costs”, reports the costs of future economic benefits that it expects will result from some or all advertising as assets when the costs are incurred and amortizes the costs to expense in the current and subsequent periods, as the advertising takes place. If it determined that advertising that has been paid for will not be used, then expense is recorded at the time of that determination.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and accounts receivable, accounts and notes payable, and certain other liabilities. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

The Company has adopted Statements of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes". SFAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. To the extent we believe that realization is not likely, we establish a valuation allowance. See Note 6.

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic earnings (loss) per common share is computed by dividing net income or (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2009 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Comprehensive Income

The Company has adopted SFAS 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholder’s Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the results of its operations, financial position or cash flow.

NOTE 2: UNAMORTIZED FILM COSTS

Unamortized Film Costs include:

	May 31, 2009	August 31, 2008
Film asset purchases	$397,402	$397,402
Production contracts	26,000	26,000
Media insurance and legal opinion	38,000	38,000
SAG residuals	7,500	7,500
New film projects	20,000	0
	488,902	468,902
Less: amortization expense	(37,188)	(23,688)
Unamortized Film Costs, net	$451,714	$445,214

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 2: UNAMORTIZED FILM COSTS (continued)

The remaining unamortized film costs assigned to film asset purchases include costs for the completed film Night of the Living Dead 3D, two films in production, Nightmares in Red, White and Blue and American Grindhouse, and a 50% interest in Vega 7 Entertainment’s documentary motion picture entitled “Area 51: The Alien Interview”.

The $397,402 for film asset purchases arose from common and preferred stock issued in exchange for these assets and cash paid by the principal Company shareholder to acquire Night of the Living Dead 3D and the two films in production. We acquired our 50% interest in Area 51: The Alien Interview for 2,000,000 shares of our common stock valued at $.10 per share. This $200,000 cost of acquisition is included in the $397,402 for film asset purchases.

Night of the Living Dead 3D has provided the majority of all Company revenues to date, and our total cost of this film was $59,221. We began amortization of the Night of the Living Dead 3D film costs in the period ended August 31, 2008, and recorded amortization totaling $23,688. We expect to record approximately $18,000 of amortization of this film in the year ended August 31, 2009 and have recorded $13,500 for the period ended May 31, 2009. The remaining costs will be amortized in the year ended August 31, 2010. We expect to begin amortizing the costs of American Grindhouse upon its initial release date or August 31, 2009, whichever is earlier. We expect to begin amortizing the costs of Nightmares in Red, White and Blue, which was completed in October 2008, upon its initial release date or August 31, 2009, whichever is earlier. At August 31, 2008 the Company had unpaid "production contracts" to the two producers of American Grindhouse and Nightmares in Red, White and Blue and estimated costs for legal opinions and media insurance. As of May 31, 2009 the production contracts have been paid and only legal and media insurance costs for one film remain outstanding.

The Company has also begun to develop two new documentary films "Woot!: The Videogame Revolution" and "Kung Fu Fighting; The Martial Arts Movies that Changed the World." As of May 31, 2009, the Company has capitalized $20,000 of costs associated with the contracts to write these films.

NOTE 3: PREPAID ADVERTISING

The Company acquired rights to radio media from RTV Media Corp. on June 1, 2008 in exchange for 2,000,000 shares of common stock, which we valued at $.10 per share. The Company was assigned rights to receive certain radio media, approximately 1,000 sixty second ads or 2,000 thirty second ads, or some combination of both on a national radio network. At August 31, 2008 we estimated that only $100,000 of the media rights would be used in the future, and due to this, the asset has been determined to be impaired and an expense of $100,000 has been recognized. Management believes that this impairment adjustment is a one-time charge and will not be recurring in subsequent periods. The carrying value at May 31, 2009 of the prepaid advertising is $100,000.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 4: NOTE PAYABLE – SHAREHOLDER

The Company’s principal shareholder, Lux Digital Pictures GmbH loaned the Company $15,050 on May 29, 2008. The loan is unsecured, interest free and due on demand.

NOTE 5: STOCKHOLDERS’ EQUITY

The Company issued both common and preferred stock during the period ended August 31, 2008. 2,000,000 shares of common stock were issued in exchange for future radio media initially valued at $200,000. Another 2,000,000 shares of common stock were issued in exchange for a completed but unexploited film valued at $200,000. Also, 990,000 shares of common stock were issued in a private placement for total proceeds of $97,440. The remaining 43,000,000 shares of common stock and 2,500,000 shares of preferred stock were issued to the founders of the Company in exchange for the rights to film assets, a number of "brands", domain names and other assets valued at $197,402, which was the historical cost of these assets to the founders, and for future consulting services. The amount of shares issued for these assets was arrived at through negotiations and management believes the fair values of these assets are equal to or greater than the values assigned.

The 2,500,000 shares of preferred stock are convertible to common shares, at the holder's election, at a rate of 10 common shares for each preferred share, provided they have been held for at least two years.

There was no additional stock issued during the nine months ended May 31, 2009.

NOTE 6 – INCOME TAXES

The components of the provision for income taxes are as follows:

	May 31, 2009	August 31, 2008
Provision for income taxes attributable to:
Federal corporate income tax	$7,200	$5,900
State corporate income tax	4,800	3,800
Total	$12,000	$9,700

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 7 – REGISTRATION STATEMENT EXPENSES

The Company will bear all expenses in connection with the filing of a Registration Statement to register the shares of its Private Placement shareholders. The Company estimates the total costs will be as follows:

SEC Registration Fee	$10
Printing and shipping expenses	4,000
Legal fees and expenses	5,000
Accounting fees	10,000
Transfer agent fees and related expenses	3,500
Total costs	$22,510

As of May 31, 2009 all but approximately $4,000 of the above total has been incurred and recognized as expense in the Company’s financial statements. The remaining estimated offering expenses of $4,000 will be expensed when incurred.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our Registration Statement effective with the Securities and Exchange Commission on May 21, 2009. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

Overview

We were incorporated on May 6, 2008. Under the Securities Act of 1933, our registration statement was deemed effective by the Securities and Exchange Commission and declared effective on May 21, 2009.

We were formed to develop businesses, assets and opportunities, some acquired and contributed from third parties and our founding shareholders, in the motion picture production and distribution industry and some related fields. Lux Digital Pictures, Inc. (“Lux” or the “Company”) operates its businesses under several names and divisions (“brands”) and the Company believes it will be able to compete in today’s entertainment industry marketplace by controlling production costs and by limiting its distribution expenses using, primarily, online marketing tools to promote its products and to further develop its digital strategies.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

 Results of Operations for the Quarter ending May 31, 2009

Assets

Currently, we have $831,471 assets of which $135,930 was cash. At our year end of August 31, 2008, we had $847,175 of which $252,461 was cash. Our accounts receivable increased from $49,500 at year end August 31, 2008 to $143,827 at May 31, 2009

Operating Expense

Total operating expenses for the three months ended May 31, 2009, were $16,108. Total operating expenses for the nine months ended May 31, 2009 were $86,541.   The majority of expenses were for general expenses plus amortization of film costs..

11

Net Income and Loss

Net loss for the three months ended May 31, 2009 was $(86).  Net income for the nine months ended May 31, 2009 was $36,625.

Liquidity and Capital Resources

At May 31, 2009, we had $135,930 in cash, $143,827 in accounts receivable and $451,714 in unamortized film costs.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 accepted by the SEC on May 21, 2009. During the three months ended May 31, 2009 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

During the three months ended May 31, 2009 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Plan of Operation and Liquidity

As of May 31, 2009 the Company believes it has sufficient cash resources available to fund its primary operations for the next twelve (12) months.  In order to fund the further development of its Assets the Company intends to attempt to raise additional Equity through the sale of common shares of its stock in the next year, however, as of May 31, 2009 the Company has not entered into any negotiations to sell any shares. The Company has no current off balance sheet arrangements and no agreements with its shareholders, officer or director to provide funds for operations in the future.

Item 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

12

Based upon an evaluation conducted for the period ended May 31, 2009, our Chief Executive Officer and Chief Financial Officer as of May 31, 2009, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

Corporate expenses incurred are processed and paid by the officers of the Company.  The current number of transactions is not sufficient to justify the retaining of additional accounting personnel.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of May 31, 2009, our internal control over financial reporting was effective.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly  report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is not, currently, party to any legal proceeding.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

13

Item 3.  DEFAULTS UPON SENIOR SECURITEIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6. EXHIBITS
(a) Exhibits:

Number	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUX DIGITAL PICTURES, INC.
Date: July 15, 2009	By: /s/ Ingo Jucht
Name: Ingo Jucht
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: July 15, 2009	By: /s/ Ingo Jucht Director
Name: Ingo Jucht
Title: Director

14