Form 10-K
period 2009-08-31
Lux Digital Pictures, Inc.
filed 2009-11-27
CIK 1442376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number
LUX DIGITAL PICTURES, INC.
(Exact name of Registrant as specified in its charter)

Wyoming	26-2589503
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Registered Agent:

Corp 95
1617 No. Main Street
Suite B
Sheridan, WY 82801-2668

2140 Shattuck Avenue, Suite 210-2270
Berkeley, CA. 94704
 (Address of principal executive offices) (Zip Code)

(510)-948-4000
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  YES []     NO [x]

As of November 20, 2009 the Company’s common stock had a bid price of $.16 per shares and a ask price of $.20 per share.

At November 20, 2009, there were 47,990,000 shares of Registrant's ordinary shares outstanding.

Document incorporated by reference:  None.

FORWARD LOOKING STATEMENTS

In General

 This Annual Report contains statements that plan for or anticipate the future.  In this Annual Report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like.  These forward-looking statements include, but are not limited to, statements regarding the following:

*	our product and marketing plans

*	consulting and strategic business relationships;

*	statements about our future business plans and strategies;

*	anticipated operating results and sources of future revenue;

*	our organization's growth;

*	adequacy of our financial resources;

*	development of new products and markets;

*	competitive pressures;

*	changing economic conditions;

*	expectations regarding competition from other companies; and

*	our ability to manufacture and distribute our products.

Although we believe that any forward-looking statements we make in this Annual Report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific factors identified above in the Risk Factors section of this Annual Report, include:

*	changes in general economic and business conditions affecting the motion picture industry;

*	developments that make our particular film products less competitive and that may reduce the value of our unamortized film costs;

*	changes in our business strategies;

*	the level of demand for our products; and

In light of the significant uncertainties inherent in the forward-looking statements made in this Annual Report, particularly in view of our early stage of operations, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

The Company

Any references to “we”,”our”, “us”, “Lux” and the “Company” refer to Lux Digital Pictures, Inc. The Company has only an eighteen (18) month operating history. The Company’s primary, current, business is the production and distribution of motion pictures. As of the end of our fiscal year ending August 31, 2009 the Company had Total Assets of $771,594 and Total Stockholders’ Equity of $699,731. Revenues for the fiscal year were $129,024 and the Company had a Net loss of $28,680 primarily due to a write down of a Bad Debt Expense. Please see the “Selected Financial Data” for more complete details.

Corporate Background

Lux Digital Pictures, Inc was incorporated in the State of Wyoming on May 6, 2008. We were formed to develop businesses, assets and opportunities in the motion picture production and distribution industry and allied industries, which the Company believes will have significant growth potential as new Digital delivery and distribution platforms evolve. Lux intends to market its motion picture product and distribution businesses under several names (”brands”) including Lux Digital Pictures, Midnight Movies, New Broadway Cinema and Short Screams. Lux expects to compete in today’s entertainment industry market place by controlling costs of production and distribution by outsourcing most functions to third parties and using, primarily, online marketing tools to promote its products and further its digital strategies. Lux also believes it has developed a unique production strategy which will make it a market leader in the production of a unique brand of commercial documentary feature films.

Business Overview

Our objective is to establish the Company as a leading producer and distributor of quality motion picture product that can be successfully marketed and distributed via emerging digital distribution platforms, such as Video On Demand (“V.O.D.”), and on conventional cable channels and on the Internet as well as in traditional world wide markets such as broadcast television and home video.

Lux will, initially, release its product through third parties to minimize expense. The Company has one motion picture “Night of the Living Dead 3D”, currently, in distribution in various media in world wide markets, via both international sales agents and domestic sub-licensees, and it has recently completed production on two new motion pictures. “Nightmares in Red, White and Blue” (www.nightmaresinredwhiteandblue.com ) written and produced by Joseph Maddrey, from his book, and directed by Andrew Monument is a feature-length documentary film on the evolution of the American horror film. Recently this motion picture has screened in several important European, Film Festivals, including Deauville, Sitges, Athens, Dublin and others, and its international rights have been acquired by Screen Media Ventures, LLC who is actively marketing the film outside of the US and Canada. The Company expects the film to be released in the United States and Canada in early to mid 2010. Lux has also recently completed production on “American Grindhouse” (www.americangrindhouse.com ), written, directed and co-produced by Elijah Drenner the film is a feature-length documentary on the history of the American exploitation film industry. Lux expects the Picture to be released in mid to late 2010. The Company also has two films in production; “Gameplay: The Story of the Videogame Revolution” is a comprehensive feature-length documentary on the history of the video game industry, written and produced by Bill Logudice and Matt Barton, and “Kung Fu Confidential”, written by Ric Meyers based on his book “Greatest Martial Arts Movies”, is a feature-length documentary on Kung Fu films that will be animated in part.

Lux believes that the particular brand of documentary films it is producing capitalizes on extensive available content, can be produced economically, has proven niche audiences and will have viable world wide commercial appeal that will make Lux a market leader in this type of production.

The Company also intends to develop its brand Midnight Movies as a US specialty theatrical distributor that will provide limited, multi-market releases for some of its own product and film product that may be acquired from third parties. Its first release was the “3-D” motion picture “Night of the Living Dead 3D” (www.notld3d.com ).

The Company is also developing, but not yet operating pending further capitalization, a new internet business which will be known as Short Screams. Short Screams, when constructed, will be an online web portal that will stream and broadcast independently produced short (under 6 minutes) horror, suspense and fantasy films, rank them by popularity and volume of downloads and incubate and develop the most popular short films into feature motion pictures. Like YouTube and other socially active web portals that use viral marketing tools to reach internet audiences, known more commonly as “web 2.0” applications, Short Screams will, when operative, allow its members to view and upload an unlimited amounts of content, provided it fits the genre, is not offensive or obscene, is under 6 minutes in length and they accept the terms and conditions of membership. More details on the business are on the Company’s web site (www.luxdigitalpictures.com ). The Company expects this business, when capitalized and operational, to generate revenues from online advertising, the distribution of the web site content and through the exploitation of the motion picture product it develops and distributes.

The Company is also developing, but not yet operating pending capitalization, New Broadway Cinema a business that will exclusively produce and distribute film adaptations of established theatrical stage productions using the Company’s proprietary DigiTheater® production process. DigiTheater® is a filming process developed by the Company that films theater productions on stages that capture the performances in front of a ‘green screen’ which allows digital effects to be inserted during post production. For more information on this business see the Company’s web site (www.luxdigitalpictures.com ).

Industry Overview

The worldwide motion picture industry is dominated by several very large, fully integrated conglomerates and ‘end users’ that are focused, primarily, on capturing market share via wide, domestic and international releases of mega budgeted, branded films and sequels, Digital 3-D animated pictures and other proven and star driven entertainment projects, commonly known in the industry as ‘tent pole projects’, with smaller, ‘specialty’ divisions responsible for releasing, on a more limited basis, the less costly and talent driven ‘execution dependent’ films, and these several large companies are continuing to grow and expand and increase overall worldwide market share.

In recent years there was also a large influx of outside capital into the studio and independent motion picture business, primarily allocated to the ‘major’ film companies that resulted and a glut of new motion picture product and increased competition for audiences across all revenue streams. The overall motion picture business is also experiencing a significant downward correction from former, traditionally strong, predictable ancillary markets, specifically DVD home entertainment, as consumers have begun to migrate to various digital platforms to acquire and view audio visual entertainment.  We expect that it will take a number of years before distributors adapt to the changing viewing habits, present conditions and the ever expanding capacity of the World Wide Web to deliver content. These circumstances present challenges to the most sophisticated business models. These significant developments have had an even greater impact on the small, so called ‘independent’ producers and distributors who have traditionally relied on the home entertainment markets for their principal revenues.

Lux believes that its business and its proposed businesses are strategically designed to capitalize on the inevitable ‘shakeout’ of current film producer/distributors that will result over the next few years and, as the industry converts to new digital distribution platforms, there will exist opportunity for the Company’s businesses and proposed operations.

Competition

There is significant competition in the world wide motion picture business. It is an industry that generates many billions in annual revenues from many exploitation and media sources including theaters, home entertainment, television and now, ever increasingly, online and digital channels.

It takes substantial capital to compete in the entertainment business and the return on capital, even for the best product, takes a considerable time period. Costs to produce and market wide audience motion pictures is prohibitive to all but the most deep pocketed entities and individuals and there is not, nor has there ever been, a certain basis to, accurately, forecast success. The small, independent side of the industry has a much lower cost of entry, due in part to the new, digital filmmaking advances, but is, in fact, even more speculative as thousands of films are produced annually that get little or no distribution.

Although the Company does not intend to directly compete against the major film companies, and it will not attempt to finance any projects beyond the limited scope of its distribution plans and emerging digital opportunities, it will still face formidable competition from a wide range of smaller, independently financed, production and distribution entities, more established and, in many instances, better capitalized than the Company.

There, currently, exists hundreds of legitimate, viable independent movie companies, around the world, that will have resources to compete with our Company for product, distribution access, financing and market share. The Company believes in its strategies and business concepts, however, there is competition for all audiences and the attention of media consumers and there is no certainty that the Company will be able to compete, successfully, in this environment.

Intellectual Property & Proprietary Rights

We regard substantial elements of our businesses, product and web site content as proprietary and we shall attempt to protect them by relying on copyright, trademark, service mark and trade secret laws, restrictions on disclosure and transferring title and other methods. The Company has been granted preliminary approval by the U.S. Patent Office for its “DigiTheater” trademark.

Regulation

Our businesses are regulated by governmental authorities in the jurisdictions in which we operate. Because of our international operations we must comply with diverse and evolving regulations. Regulation relates to, among other things, management, licensing, foreign investment, use of confidential customer information and content. Our failure to comply with all applicable laws and regulations could result in, among other things, regulatory actions or legal proceedings against us, the imposition of fines, penalties or judgments against us or significant limitations on our activities. In addition the regulatory environment in which we operate is subject to change. New or revised requirements imposed by governmental authorities could have adverse effect on us, including increased cost of compliance. Changes in the regulation of our operations or changes in interpretations of existing regulations by courts or regulators or our inability to comply with current or future regulations could adversely affect us by reducing our revenues, increasing our operating expenses and exposing us to significant liabilities. Our business involves risks of liability associated with entertainment content, which could adversely affect our business, financial conditions or results of operations. As a developer and distributor of media content, we may face potential liability for any of: defamation, invasion of privacy, copyright infringement, actions for accountings or royalties, trademark infringement, trade secret misappropriation, breach of contract, negligence, and/or other claims based on the nature and content of the materials distributed.

These types of claims have been brought, sometimes successfully, against broadcasters, publishers, merchandisers, movie companies and distributors, online services and other developers and distributors of entertainment content. We could be exposed to liability in connection with material available through our internet sites. Any imposition of liability that is not covered by the limited liability insurance that we carry on our motion pictures productions could have a material effect on us.

Employees

We are a new, developing company and we currently have only two part-time employees who do not receive salaries. Ingo Jucht, who is Director and Chief Executive Officer, and T. Joseph Coleman who is a Consultant to the Company and Company Secretary. We look to Mr. Jucht and Mr. Coleman for their entrepreneurial skills and talents. For information on Mr. Jucht’s and Mr. Coleman’s experience please see “Directors, Executive Officers, Promoters and Control Persons”.

Corporate Contact Information

Our principal place of business and executive offices are located at 2140 Shattuck Avenue, Suite 210-2270, Berkeley, California 94704. Telephone number: (510)-948-4000.

ITEM 1A.

RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY THAT YOU CAN USE TO EVALUATE US, AND THE LIKELIHOOD OF OUR SUCCESS MUST BE CONSIDERED IN LIGHT OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS FREQUENTLY ENCOUNTERED BY A SMALL DEVELOPING COMPANY.

We were incorporated in Wyoming in May 2008. We have limited financial resources and only limited revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to fully meet our expenses and totally support our anticipated activities.

We estimate that we will have sufficient capital to operate for the next twelve (12) and sufficient capital to complete the unfinished motion picture we have acquired. We cannot assure you, however, that we will be able to sustain the business for the long term nor that we may not need to obtain additional capital in the future. We can also not assure you that we will be able to obtain any required financing on a timely basis, or if obtainable, that the terms will not materially dilute the equity of our current stockholders. If we are unable to obtain financing on a timely basis, we may have to significantly or entirely curtail our business objectives, which could result in our having to discontinue some of our operations and plans.

WE DEPEND HIGHLY ON OUR CURRENT MANAGER WHO HAS LIMITED EXPERIENCE IN RUNNING A PUBLIC COMPANY AND NO FORMAL EMPLOYMENT AGREEMENT.

We depend highly on Ingo Jucht, our President, Treasurer, and Sole Director, who may be difficult to replace. Ingo Jucht who, also has other business interests,, at this point only devotes approximately 50% of his time per week to our business, has only several years of industry experience and has not previously headed a public Company. Our plan of operations is dependent upon the continuing support and expertise of Mr. Jucht and our Consultant, Mr. Coleman.

LOSS OF OUR CEO COULD ADVERSLY AFFECT OUR BUSINESS

Loss of Mr. Jucht could slow the growth of our business, or it may cease to operate at all, which may result in the total loss of investor’s investments. Mr. Jucht is not, presently, receiving a salary from the Company it is unknown, at this time, if or when the Company may be able to compensate Mr. Jucht for his management services. The company does not anticipate Mr. Jucht receiving a salary in the foreseeable future.

OUR MANAGEMENT HAS LIMITED EXPERIENCE IN RUNNING A PUBLIC COMPANY

Although, our managers have extensive experience in the film industry, our sole officer, Mr. Jucht, has no experience in running a public company. He is vaguely familiar with the reporting requirements of the Securities and Exchange Commission. Mr Jucht will rely on the expertise of outside counsel and consultants to insure proper filing and the meeting of deadlines.

SINCE A SINGLE STOCKHOLDER BENEFICIALLY OWNS THE SIGNIFICANT MAJORITY OF OUR OUTSTANDING COMMON SHARES, AND AS SUCH THAT SINGLE STOCKHOLDER WILL RETAIN THE ABILITY TO POTENTIALLY CONTROL OUR MANAGEMENT AND THE OUTCOME OF CORPORATE ACTIONS REQUIRING STOCKHOLDER APPROVAL NOTWITHSTANDING THE OVERALL OPPOSITION OF OUR OTHER STOCKHOLDERS. THIS CONCENTRATION OF OWNERSHIP COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF OUR COMPANY THAT MIGHT NEGATIVELY IMPACT THE VALUE OF YOUR COMMON SHARES.

Lux Digital Pictures GmbH Partners (“Lux GmbH”) owns approximately 79.2% of our outstanding common shares and 100% of the issued and outstanding Preferred Shares. As a consequence of its controlling stock ownership position, Lux, through its Operating Manager and representative Ingo Jucht, will retain the ability to elect a majority of our board of directors, and thereby control our management. Lux GmbH also has the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, any private transactions, and other extraordinary transactions. The concentration of ownership by Lux GmbH could discourage investments in our company, or prevent a potential takeover of our company which will have a negative impact on the value of our securities.

BECAUSE OF COMPETITIVE PRESSURES FROM COMPETITORS WITH MORE RESOURCES, LUX DIGITAL PICTURES MAY FAIL TO IMPLEMENT ITS BUSINESS MODEL PROFITABLY.

The independent motion picture business is highly fragmented and extremely competitive. The market for customers is intensely competitive and such competition is expected to continue to increase (see “Competition”). We believe that our ability to compete depends upon many factors within and beyond our control, including the timing and market acceptance of new solutions and enhancements to existing businesses developed by us, our competitors, and their advisors.

WE ARE DEPENDENT ON THE POPULARITY OF OUR FILM PRODUCTS.

Our ability to generate revenue and be successful in implementing our business plan is dependent on our ability to develop, produce, acquire and distribute entertainment products that are popular with audiences and sold via distribution channels that are efficient and cost effective.

WE MAY BE UNABLE TO COMPETE WITH LARGER OR MORE ESTABLISHED FILM COMPANIES.

We face a large and growing number of competitors in the film and entertainment industry. Many of these competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in the industry than does the Company. As a result, certain of these competitors may be in better positions to compete with us for product and audiences. We cannot be sure that we will be able to compete successfully with existing or new competitors.

WE MAY REQUIRE ADDITIONAL FINANCING IN ORDER TO IMPLEMENT OUR BUSINESS PLAN. IN THE EVENT WE ARE UNABLE TO ACQUIRE ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN RESULTING IN A LOSS OF REVENUES AND ULTIMATELY THE LOSS OF ANY SHAREHOLDER’S INVESTMENT.

Due to our limited operating history, we will have to use all our existing resources to complete and market our motion picture products and develop our distribution channels.

Following this offering we may need to raise additional funds to expand our operations. We may raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders will lose part or all of their investment.

OUR PRODUCTS OR PROCESSES COULD GIVE RISE TO CLAIMS THAT OUR PRODUCTS INFRINGE ON THE RIGHTS OF OTHERS.

We are potentially subject to claims and litigation from third parties claiming that our products or processes infringe their patent or other proprietary rights. If any such actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture, use or sell the affected product or process. Litigation, which could result in substantial costs to us, may also be necessary to enforce our proprietary rights and/or to determine the scope and validity of the proprietary rights of others. Any intellectual property litigation would be costly and could divert the efforts and attention of our management and technical personnel, which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not prevent us from selling our products or materially and adversely affect our business, financial condition and results of operations. If any such claims are asserted against us, we may seek to enter into a royalty or licensing arrangement. We cannot assure you that a license will be available on commercially reasonable terms, or at all.

WE MAY BE SUBJECT TO CLAIMS OF TRADEMARK INFRINGEMENT, WHICH MAY HARM OUR BUSINESS.

The Company has one, current trademark filed and pending for its DigiTheater business concept which is not yet fully developed. We may be subject to legal proceedings alleging claims of trademark infringement in the future. If we must rebrand, it may result in significant marketing expenses and additional management time and resources, which may adversely affect our business.

Additionally, we cannot guarantee that our trademarks will be completely protected. This could cause harm to our brand and ultimately, to us. We could also spend additional time and resources fighting other entities that might infringe upon our trademarks.

WE MAY BE UNABLE TO SCALE OUR OPERATIONS SUCCESSFULLY.

Our plan is to grow rapidly. Our growth will place significant demands on our management and technology development, as well as our financial, administrative and other resources. We cannot guarantee that any of the systems, procedures and controls we put in place will be adequate to support the commercialization of our operations. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.

MR. JUCHT HAS LIMITED EXPERIENCE IN ALL OF THE ENTERTAINMENT BUSINESSES WE ARE ENTERING AND HE WILL BE RELIANT ON CONSULTANTS AND OTHERS WHO HAVE GREATER MANAGEMENT EXPERIENCE. THE LACK OF EXPERIENCE IN ALL OF THE BUSINESSES WE ARE ENTERING COULD IMPACT OUR RETURN ON INVESTMENT, IF ANY.

As a result of our reliance on Mr. Jucht and his limited experience in developing comparable film businesses, our investors are at risk in losing their entire investment. Mr. Jucht intends to hire personnel in the future who will have the experience required to manage our company, when the Company is sufficiently capitalized. Until such management is in place, we are reliant upon Mr. Jucht to make the appropriate management decisions.

BECAUSE OUR SECURITIES MAY BE SUBJECT TO PENNY STOCK RULES, YOU MAY HAVE DIFFICULTY RESELLING YOUR SHARES.

Since our stock may be subject to penny stock rules, you may have difficulty reselling your shares. Penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer may be required to make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of his stock.

BECAUSE ALL OF OUR OFFICERS AND DIRECTORS ARE LOCATED IN NON-U.S. JURISDICTIONS, YOU MAY HAVE NO EFFECTIVE RECOURSE AGAINST THE MANAGEMENT FOR MISCONDUCT AND MAY NOT BE ABLE TO ENFORCE JUDGMENT AND CIVIL LIABILITIES AGAINST OUR OFFICERS, DIRECTORS, EXPERTS AND AGENTS.

All of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. All directors and officers are residing in Germany. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

BECAUSE WE DO NOT INTEND TO PAY ANY DIVIDENDS ON OUR COMMON STOCK, INVESTORS SEEKING DIVIDEND INCOME OR LIQUIDITY SHOULD NOT PURCHASE SHARES OF OUR COMMON STOCK.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors should not rely on an investment in our company if they require dividend income and income to them would only come from any rise in the market price of our stock, which is uncertain and unpredictable.

BECAUSE WE CAN ISSUE ADDITIONAL SHARES OF COMMON STOCK, HOLDERS OF OUR COMMON STOCK MAY INCUR IMMEDIATE DILUTION AND MAY EXPERIENCE FURTHER DILUTION.

We are authorized to issue up to 1,000,000,000 shares of common stock, of which 47,990,000 shares are issued and outstanding. Our Board of Directors has the authority to cause the Company to issue additional shares of common stock, and to determine the rights, preferences and privilege of such shares, without the consent of any of our stockholders. Consequently, the stockholder may experience more dilution in their ownership of Lux Digital Pictures in the future, as the issuance by us of additional equity securities would result in further dilution in the equity interests of our current stockholders.

THERE IS A LIMITED TRADING MARKET FOR OUR COMMON STOCK AND YOU MAY BE UNABLE TO SELL YOUR SHARES OF OUR COMMON STOCK IF A MARKET DOES NOT DEVELOP FOR OUR COMMON STOCK.

There is currently a limited active trading market for our common stock and such a market may not further develop or be sustained. The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially and adversely affect the market price of our common stock.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND THE NASD'S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are subject to the penny stock rules promulgated by the Securities and Exchange Commission, which imposes rules of additional sales practice disclosure requirements. The rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock and adversely affect the price of our shares.

In addition to the "penny stock" rules, the NASD has adopted rules requiring that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for the customer. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

None

ITEM 2.        DESCRIPTION OF PROPERTY

The Company maintains offices at 2140 Shattuck Avenue, Suite 210-2270, Berkeley, California. Our Company CEO provides the offices to us at no cost.

ITEM 3.        LEGAL PROCEEDINGS

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None, except as previously disclosed.

PART II
ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed and traded on the Over-the-Counter Electronic Bulletin Board Exchange under the symbol “LUXD.OB”. As of November 20, 2009 the Company’s stock had a bid price of $.16 and an ask price of $.20.

Rules Governing Low-Price Stocks that May Affect Our Shareholders' Ability to Resell Shares of Our Common Stock

Quotations on the OTC/BB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.  Our common stock may be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks".  Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser’s written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock.  In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Holders

As of the date of this report, we have approximately 48 shareholders of record of the Company’s common stock.

Dividends.

We have not paid any dividends to our shareholders.  There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future. Wyoming General Corporation Law, however, prohibits us from declaring dividends where, after giving effect to the distribution of the dividend, we would not be able to pay our debts as they become due in the usual course of business; or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Recent Sales of Unregistered Securities

NONE

ITEM 6. SELECTED FINANCIAL DATA

	August 31, 2009	August 31, 2008
ASSETS
Total Current Assets	291,703	401,961

Other Assets
Unamortized film costs, net	479,891	445,214

TOTAL ASSETS	$771,594	$847,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total Current Liabilities	71,863	118,764

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $.001 par value; 47,990,000 shares issued and outstanding)	47,990	47,990
Preferred stock (10,000,000 shares authorized; $.001 par value; 2,500,000 shares issued and outstanding)	2,500	2,500
Paid in capital	644,352	644,352
Retained earnings	4,889	33,569
Total Stockholders’ Equity	699,731	728,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$771,594	$847,175

	August 31, 2009	August 31, 2008

GROSS REVENUES	$129,024	$193,002
TOTAL OPERATING EXPENSES	167,885	149,733

NET OPERATING INCOME (LOSS)	(38,861)	43,269
TOTAL OTHER INCOME	1,896	0

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(36,965)	43,269

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)	8,285	(9,700)

NET INCOME (LOSS)	$(28,680)	$33,569

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING FOR THE PERIOD	47,990,000	37,872,069

NET INCOME (LOSS) PER SHARE	$(0.00)	$0.00

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures.  Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements.  Such risks and uncertainties include, but are not limited to, those related to effects of competition, maintaining sufficient working capital for our operations, and the general economic conditions and environment in which we operate.  The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

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

Significant Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Unamortized Film Costs

Unamortized film costs consist of investments in films which have been produced and distributed either directly by the Company or through third party licensing agreements. The costs include all direct production and financing costs and production overhead. Costs of acquiring and producing films are amortized using the individual-film-forecast method, whereby these costs are amortized and participation and residual costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Results of Operations for the year ending August 31, 2009

Assets
As of the fiscal year ending August 31, 2009 the Company had Total Assets of $771,594, Total Current Liabilities of $71,863 and Total Stockholders’ Equity of $699,731 compared with Total Assets of $847,175, Total Current Liabilities of $118,764 and Total Stockholders’ Equity of $728,411 for the Company’s prior fiscal year ending August 31, 2008. The decrease in Company assets in the current fiscal year is, principally, attributable to an increase in General Operating Expenses for the Company’s first, full year of operation and the write down of a $45,000 receivable that the Company has been unable to collect.

Revenue and Operating Expense
For the fiscal year ending August 31, 2009 the Company had Gross Revenues of $129,024 compared with Gross Revenues of $193,002 for the Company’s prior fiscal year ending August 31, 2008. The decrease of Gross Revenues in the current fiscal year was due, primarily, to the Company collecting less revenues from its initial motion picture release, which is in a later distribution cycle, and the Company’s newer product only beginning their distribution cycles. For the fiscal year ending August 31, 2009 the Company had Total Operating Expenses of $167, 885 compared with Total Operating Expenses of $149,733 for the Company’s prior fiscal year ending August 31, 2008. The increase in Total Operating Expenses was, primarily, due to increased General Operating Expenses for the Company’s first, full year of operation and the allowance for a Bad debt expense.

Net Income and Loss
For the fiscal year ending August 31, 2009 the Company had a Net Loss of $28,680 compared with Net Income of $33,569 for the Company’s prior fiscal year ending August 31, 2008. The Company’s Net Loss in its current fiscal year is, primarily, due to increased General Operating Expenses for its first, full year of operation, collecting less revenue from its initial motion picture release, the delayed release cycles for newer product and an allowance for a Bad debt expense from an international distribution receivable that the Company has been unable to collect.

Liquidity and Capital Resources

As of the period ending August 31, 2009 the Company had $122,018 in cash, $61,400 in Accounts Receivable and $479,891 in net unamortized film costs. As of August 31, 2008 the Company had $252,461 in cash, $49,500 in Accounts Receivable and $445,214 in net unamortized film costs. The Company’s cash was generated from a shareholder loan, revenue from its motion picture distribution, proceeds from a Private Placement of its shares and interest income from its money market account. The decrease of cash was due, primarily, to an increase in General Operating Expenses for the Company’s first, full year of operation, the inability to collect an international account receivable and new investments in film production and marketing. Despite the decrease in cash on hand for the period ending August 31, 2009 the

Company believes it has sufficient cash resources available to fund its primary operation for the next twelve (12) months. The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Recent Accounting Pronouncements
During the fiscal year ending August 31, 2009 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended August 31, 2009, our Chief Executive Officer and Chief Financial Officer as of August 31, 2009, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of August 31, 2009, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.　 FINANCIAL STATEMENTS

LUX DIGITAL PICTURES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

AUGUST 31, 2009

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Lux Digital Pictures, Inc.
Berkeley, California

We have audited the accompanying balance sheets of Lux Digital Pictures, Inc. as of August 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the periods then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lux Digital Pictures, Inc. as of August 31, 2009 and 2008, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan
November 25, 2009

LUX DIGITAL PICTURES, INC.
BALANCE SHEETS
AS OF AUGUST 31, 2009 AND 2008

	August 31, 2009	August 31, 2008
ASSETS
Current Assets
Cash	$122,018	$252,461
Accounts receivable	61,400	49,500
Prepaid advertising	100,000	100,000
Deferred tax asset	8,285	0
Total Current Assets	291,703	401,961

Other Assets
Unamortized film costs, net	479,891	445,214

TOTAL ASSETS	$771,594	$847,175

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$14,613	$22,514
Accrued taxes	9,700	9,700
Estimated costs to complete films	30,000	64,000
Reserve for residuals and participants	2,500	7,500
Note payable – stockholder	15,050	15,050
Total Current Liabilities	71,863	118,764

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $.001 par value; 47,990,000 shares issued and outstanding)	47,990	47,990
Preferred stock (10,000,000 shares authorized; $.001 par value; 2,500,000 shares issued and outstanding)	2,500	2,500
Paid in capital	644,352	644,352
Retained earnings	4,889	33,569
Total Stockholders’ Equity	699,731	728,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$771,594	$847,175

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

	August 31, 2009	August 31, 2008

GROSS REVENUES	$129,024	$193,002

OPERATING EXPENSES
General	104,885	26,045
Amortization of film costs	18,000	23,688
Bad debt expense	45,000	0
Impairment of advertising asset	0	100,000
TOTAL OPERATING EXPENSES	167,885	149,733

NET OPERATING INCOME (LOSS)	(38,861)	43,269

OTHER INCOME
Interest income	1,896	0
TOTAL OTHER INCOME	1,896	0

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(36,965)	43,269

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)	8,285	(9,700)

NET INCOME (LOSS)	$(28,680)	$33,569

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING FOR THE PERIOD	47,990,000	37,872,069

NET INCOME (LOSS) PER SHARE	$(0.00)	$0.00

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
AS OF AUGUST 31, 2009

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Total

Balance, May 6, 2008	-0-	$0	-0-	$0	$0	$0	$0

Issuance of common stock, private placement, June 2008	990,000	990	-	-	96,450	-	97,440

Issuance of common and preferred stock to related party to acquire assets, June 1, 2008	38,000,000	38,000	2,500,000	2,500	151,902	-	192,402

Issuance of common stock to acquire radio media, June 1, 2008	2,000,000	2,000	-	-	198,000	-	200,000

Issuance of common stock to founder for film assets and future consulting services, June 1, 2008	5,000,000	5,000	-	-	-	-	5,000

Issuance of common stock in exchange for film assets, June 1, 2008	2,000,000	2,000	-	-	198,000	-	200,000

Net income for the period ended August 31, 2008	-	-	-	-	-	33,569	33,569

Balance, August 31, 2008	47,990,000	47,990	2,500,000	2,500	644,352	33,569	728,411

Net loss for the year ended August 31, 2009	-	-	-	-	-	(28,680)	(28,680)

Balance, August 31, 2009	47,990,000	$47,990	2,500,000	$2,500	$644,352	$4,889	$699,731

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

	August 31, 2009	August 31, 2008

Cash Flows from Operating Activities:
Net income (loss) for the period	$(28,680)	$33,569
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash prepaid advertising impairment charge	0	100,000
Stock issued to acquire film assets	0	397,402
Bad debt expense	45,000	0
Amortization of film assets	18,000	23,688
Changes in Assets and Liabilities
(Increase) in accounts receivable	(56,900)	(49,500)
(Increase) in deferred tax asset	(8,285)	0
Increase (decrease) in accounts payable	(7,901)	22,514
Increase in accrued taxes	0	9,700
Increase (decrease) in estimated costs to complete films	(34,000)	64,000
Increase (decrease) in reserve for residuals and participants	(5,000)	7,500
Net Cash Used by Operating Activities	(77,766)	608,873

Cash Flows from Investing Activities:
Investment in new films	(52,667)	(468,902)
Net Cash Used in Investing Activities	(52,667)	(468,902)

Cash Flows from Financing Activities:
Sales of common stock	0	97,440
Loan from stockholder	0	15,050
Net Cash Provided by Financing Activities	0	112,490

Net Decrease in Cash and Cash Equivalents	(130,443)	252,461

Cash and Cash Equivalents – Beginning	252,461	0

Cash and Cash Equivalents – Ending	$122,018	$252,461

Supplemental Cash Flow Information:
Cash Paid for Interest	$0	$0
Cash Paid for Income Taxes	$0	$0

Supplemental Cash Flow Information:
Advertising rights acquired for common stock	$0	$200,000
Film rights acquired for common stock	$0	$397,402

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009

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

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Unamortized Film Costs (continued)

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

Advertising

The Company reports the costs of future economic benefits that it expects will result from some or all advertising as assets when the costs are incurred and amortizes the costs to expense in the current and subsequent periods, as the advertising takes place.  If it determined that advertising that has been paid for will not be used, then expense is recorded at the time of that determination.

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

Income Taxes

The Company uses the asset and liability method of accounting of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized.  To the extent we believe that realization is not likely, we establish a valuation allowance.  See Note 6.

Comprehensive Income

The Company established standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholder’s Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any transactions that are required to be reported in other comprehensive income.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Income (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income or (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2009 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the results of its operations, financial position or cash flow.

NOTE 2:  UNAMORTIZED FILM COSTS

Unamortized Film Costs include:

	August 31, 2009	August 31, 2008
Film asset purchases	$397,402	$397,402
Production contracts	26,000	26,000
Media insurance and legal opinion	38,000	38,000
SAG residuals	7,500	7,500
New film projects	52,677	0
	521,579	468,902
Less: amortization expense	(41,688)	(23,688)
Unamortized Film Costs, net	$479,891	$445,214

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

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009

NOTE 2:  UNAMORTIZED FILM COSTS (continued)

Night of the Living Dead 3D has provided the majority of all Company revenues to date, and our total cost of this film was $59,221. We began amortization of the Night of the Living Dead 3D film costs in the period ended August 31, 2008, and recorded amortization totaling $23,688. We have recorded $18,000 of amortization of this film during the year ended August 31, 2009. The remaining costs will be amortized in the year ended August 31, 2010. We expect to begin amortizing the costs of American Grindhouse and Nightmares in Red, White and Blue, both of which were completed during the year ended August 31, 2009, upon their initial release dates which are expected to occur during the year ending August 31, 2010.

The Company has also begun to develop two new documentary films "Gameplay: The Story of the Video Game Revolution" and "Kung Fu Confidential”.  As of August 31, 2009, the Company has capitalized $52,677 of costs associated with the contracts to write these films.

NOTE 3: PREPAID ADVERTISING

The Company acquired rights to radio media from RTV Media Corp. on June 1, 2008 in exchange for 2,000,000 shares of common stock, which we valued at $.10 per share.  The Company was assigned rights to receive certain radio media, approximately 1,000 sixty second ads or 2,000 thirty second ads, or some combination of both on a national radio network.  At August 31, 2008 we estimated that only $100,000 of the media rights would be used in the future, and due to this, the asset has been determined to be impaired and an expense of $100,000 has been recognized.  Management believes that this impairment adjustment is a one-time charge and will not be recurring in subsequent periods. The carrying value at August 31, 2009 of the prepaid advertising is $100,000.

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

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009

NOTE 5: STOCKHOLDERS’ EQUITY (continued)

The 2,500,000 shares of preferred stock are convertible to common shares, at the holder's election, at a rate of 10 common shares for each preferred share, provided they have been held for at least two years.

There was no additional stock issued during the year ended August 31, 2009.

NOTE 6: INCOME TAXES

The components of the provision for income tax expense (benefit) are as follows:

	August 31, 2009	August 31, 2008
Current:
Federal corporate income tax	$(5,040)	$5,900
State corporate income tax	(3,245)	3,800
Total	(8,285)	9,700
Deferred:
Federal corporate income tax	0	0
State corporate income tax	0	0
Total	0	0

Total Provision for income taxes	$(8,285)	$9,700

NOTE 7: SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 31, 2009 through November 25, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9AT.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Financial Officer concluded that our disclosure controls and procedures are adequate to ensure that information required to be disclosed by us in reports that we file or submit to the Securities and Exchange Commission (the "SEC") under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers

Our director and executive officer, his age, positions held, and term served is as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ingo Jucht	Director, President (Principal Executive Officer), Treasurer (Principal Accounting Officer) and Principal Financial Officer.	38	Director, President (Principal Executive Officer), Treasurer (Principal Accounting Officer), Principal Financial Officer and Secretary since inception

Business Experience of Director and Consultant

Ingo Jucht has been the President and Chief Executive officer of the Company since inception. Mr. Jucht is also the Operating Manager of Lux Digital Picture GmbH Partners and oversees all aspects of the Company’s operation. Mr. Jucht is the Executive Producer of the Company motion pictures “Night of the Living Dead 3D”, “Nightmares in Red, White and Blue” and “American Grindhouse”. Mr. Jucht is a graduate of the Kaskeline Film Akademie and, prior to joining the Company, he worked for 10 years, in a variety of positions, in the entertainment industry in Germany.

T. Joseph Coleman is the principal Consultant to the Company and he advises Mr. Jucht on all aspects of the Company’s operations and development and future strategies. Mr. Coleman is an entertainment industry veteran. He was the sole founder and CEO of the Atlantic Entertainment Group an independent movie studio. Between 1975 and 1989 Atlantic distributed over 120 motion pictures and Mr. Coleman, personally, produced or Executive Produced 40 films including the 1978 Academy Award winning ‘Madame Rosa”, the teen film hits “Valley Girl’ and “Teen Wolf”, “Extremities”, “1969” and many others. Mr. Coleman was also the founder, in 1998, of the RTV Television Network and the Former Chairman of the Sun Network Group. Mr. Coleman is an Executive member of the Academy of Motion Picture Arts and Sciences and is, currently, an industry consultant for the Zurich Consulting Group based in Switzerland. Mr. Coleman has served as the principal advisor to the Company since inception and has been provided common shares of the Company as his initial and only compensation thus far.

Our Director will hold office until the next annual meeting of shareholders and the election and qualification of his successors. Our Director receives no compensation for serving on the Board of Directors.

Committees of the Board

We do not have an audit or compensation committee at this time.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Conflict of Interest

None of our officers or directors will be subject to a conflict of interest.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation of our President (Principal Executive Officer) and officers and others who received annual compensation in excess of $100,000 during the period from May 6, 2008 (inception) to August 31, 2009.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)		Pay-outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(2)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay-outs	All Other Compen- sation
2008	Nil	Nil	Nil	Nil	Nil	5,000,000	Nil
2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil

We have not entered into any employment agreement or consulting agreement with our director and chief executive officer. The Company provided its principal Consultant with 5,000,000 restricted shares of its common stock in a Consulting Agreement dated June 1, 2009. Although this agreement has expired Mr. Coleman continues to serve as the Company’s principal Consultant and the Company expects to enter into a new agreement with him in the near term. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our director and executive officer may receive stock options at the discretion of our board of directors in the future, although no stock option plan is currently in place. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors and the Company pays for all expenses incurred by its Consultant and Director for managing its office, supervising its business activities, traveling on behalf of the Company, entertaining on behalf of the Company and other activities and provides certain insurance compensation. The Company expects to submit an S-8 filing, in its 2nd fiscal Quarter 2010, to create shares available to pay for future services and compensation for its CEO and Consultant and others who may perform services for the Company.

Directors Compensation

We have reimbursed our director for expenses incurred in connection with attending board meetings and other Company meetings but have we have not paid any directors fees or other cash compensation for services rendered as a director in the period ended August 31, 2009.

We have no formal plan for compensating our director for his services in their capacity as a director and, until such time as the Company has an effective S-8 filing, no compensation as an officer.. In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established. We do not, however, have a stock option plan in place at this time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director, officer, Consultant or other undertaking any special services on behalf of Lux Digital Pictures, Inc other than services ordinarily required of a director. Other than as indicated in this prospectus, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments

ITEM 12.　 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth, as of August 31, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Lux Digital Pictures GmbH Partners, Ingo Jucht Operating Manager, 2140	38,000,000 common shares	79.2%
Shattuck Avenue, Suite 210-2270, Berkeley, CA. 94704	2,500,000 preferred shares	100%
Coleman Family Trust, T. Joseph Coleman and William H. Coleman Trustees, 10 Victoria Circle, Norwood, MA. 02062	5,000,000 common shares	10.4%
Directors and Executive Officers as a Group	43,000,000 common shares	89.6%

(1) Based on 47,990,000 shares of common stock issued and outstanding as of August 31, 2009. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of Lux Digital Pictures, Inc.

ITEM 13.　CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

ITEM 14. 　 　 PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) 　 Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our S-1 Registration Statement-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$5,850	Maddox Ungar Silberstein, PLLC
2009	$10,600	Maddox Ungar Silberstein, PLLC

(2) 　 Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$	Nil	Maddox Ungar Silberstein, PLLC
2009	$	Nil	Maddox Ungar Silberstein, PLLC

(3) 　 Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$	Nil	Maddox Ungar Silberstein, PLLC
2009	$	Nil	Maddox Ungar Silberstein, PLLC

(4) 　 All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$	Nil	Maddox Ungar Silberstein, PLLC
2009	$	Nil	Maddox Ungar Silberstein, PLLC

(5) 　 Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) 　 The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

PART IV.

ITEM 15.　Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form S-1 Registration Statement filed with the Securities and Exchange Commission, SEC file 0001442376-09-000021. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.

3.2	Bylaws.

The following documents are included herein:

Exhibit No.	Document Description

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 25, 2009	Lux Digital Pictures, Inc

By: /sIngo Jucht
Name: Ingo Jucht
Title: President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 25, 2009	By: /s/ Ingo Jucht
Name; Ingo Jucht
Title: President, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal
Accounting Officer)