Form 10-Q
period 2009-11-30
Lux Digital Pictures, Inc.
filed 2010-01-15
CIK 1442376

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

LUX DIGITAL PICTURES, INC.
(Exact name of registrant as specified in its charter)

Wyoming	22-2589503
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

For correspondence, please contact:

Jillian Ivey Sidoti, Esq.
34721 Myrtle Court
Winchester, CA 92596
(323) 799-1342 (phone)
(951) 602-6049 (fax)

2140 Shattuck Ave., Ste 210-2270
Berkeley, CA. 94704
510-948-4000

(Address of principal executive offices)

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of January 13, 2010 the Company’s stock has a bid price of $.05 and an ask price of $.20 per share.

At January 13, 2010, there were 47,990,000 shares outstanding of  the Company’s common stock and 2,500,000 of the Company’s preferred stock.

LUX DIGITAL PICTURES, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2009

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LUX DIGITAL PICTURES, INC.
BALANCE SHEETS
AS OF NOVEMBER 30, 2009 AND AUGUST 31, 2009

	November 30, 2009	August 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$93,376	$122,018
Accounts receivable	86,587	61,400
Prepaid advertising	100,000	100,000
Deferred tax asset	8,285	8,285
Total Current Assets	288,248	291,703

Other Assets
Unamortized film costs, net	496,493	479,891

TOTAL ASSETS	$784,741	$771,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$14,599	$14,613
Accrued taxes	12,700	9,700
Estimated costs to complete films	30,000	30,000
Reserve for residuals and participants	2,500	2,500
Note payable - stockholder	15,050	15,050
Total Current Liabilities	74,849	71,863

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $.001 par value; 47,990,000 shares issued and outstanding)	47,990	47,990
Preferred stock (10,000,000 shares authorized; $.001 par value; 2,500,000 shares issued and outstanding)	2,500	2,500
Paid in capital	644,352	644,352
Retained earnings	15,050	4,889
Total Stockholders’ Equity	709,892	699,731

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$784,741	$771,594

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

	Three Months Ended November 30, 2009	Three Months Ended November 30, 2008
	(Unaudited)	(Unaudited)

GROSS REVENUES	$15,288	$60,071

OPERATING EXPENSES
General	15,784	28,824
Amortization of film costs	4,500	4,500
TOTAL OPERATING EXPENSES	20,284	33,324

NET OPERATING INCOME (LOSS)	(4,996)	26,747

OTHER INCOME
Interest income	157	0
Recovery of bad debt	18,000	0
TOTAL OTHER INCOME	18,157	0

NET INCOME BEFORE PROVISION FOR INCOME TAXES	13,161	26,747

PROVISION FOR INCOME TAX EXPENSE	3,000	6,000

NET INCOME	$10,161	$20,747

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING FOR THE PERIOD	47,990,000	47,990,000

NET INCOME PER SHARE	$0.00	$0.00

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
AS OF NOVEMBER 30, 2009

	Common Stock		Preferred Stock		Additional Paid in Capital	Retained Earnings	Total
	Shares	Amount	Shares	Amount

Balance, May 6, 2008	-0-	$0	-0-	$0	$0	$0	$0

Issuance of common stock, private placement, June 2008	990,000	990	-	-	96,450	-	97,440

Issuance of common and preferred stock to related party to acquire assets, June 1, 2008	38,000,000	38,000	2,500,000	2,500	151,902	-	192,402

Issuance of common stock to acquire radio media, June 1, 2008	2,000,000	2,000	-	-	198,000	-	200,000

Issuance of common stock to founder for film assets and future consulting services, June 1, 2008	5,000,000	5,000	-	-	-	-	5,000

Issuance of common stock in exchange for film assets, June 1, 2008	2,000,000	2,000	-	-	198,000	-	200,000

Net income for the period ended August 31, 2008	-	-	-	-	-	33,569	33,569

Balance, August 31, 2008	47,990,000	47,990	2,500,000	2,500	644,352	33,569	728,411

Net loss for the year ended August 31, 2009	-	-	-	-	-	(28,680)	(28,680)

Balance, August 31, 2009	47,990,000	47,990	2,500,000	2,500	644,352	4,889	699,731

Net income for the three months ended November 30, 2009	-	-	-	-	-	10,161	10,161

Balance, November 30, 2009	47,990,000	$47,990	2,500,000	$2,500	$644,352	$15,050	$709,892

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

	Three Months Ended November 30, 2009	Three Months Ended November 30, 2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income for the period	$10,161	$20,747
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of film assets	4,500	4,500
Changes in Assets and Liabilities
(Increase) in accounts receivable	(25,187)	(48,900)
(Decrease) in accounts payable	(14)	(10,015)
Increase in accrued taxes	3,000	6,000
(Decrease) in estimated costs to complete films	0	(29,082)
Net Cash Used by Operating Activities	(7,540)	(56,750)

Cash Flows from Investing Activities:
Investment in new films	(21,102)	0
Net Cash Used in Investing Activities	(21,102)	0

Net Decrease in Cash and Cash Equivalents	(28,642)	(56,750)

Cash and Cash Equivalents – Beginning	122,018	252,461

Cash and Cash Equivalents – Ending	$93,376	$195,711

Supplemental Cash Flow Information:
Cash Paid for Interest	$0	$0
Cash Paid for Income Taxes	$0	$0

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2009

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

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended August 31, 2009.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2009

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

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2009

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Basic and Diluted Income (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income or (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2009 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the results of its operations, financial position or cash flow.

NOTE 2:  UNAMORTIZED FILM COSTS

Unamortized Film Costs include:

	November 30,	August 31,
	2009	2009
Film asset purchases	$397,402	$397,402
Production contracts	26,000	26,000
Media insurance and legal opinion	38,000	38,000
SAG residuals	7,500	7,500
New film projects	73,779	52,677
	542,681	521,579
Less: amortization expense	(46,188)	(41,688)
Unamortized Film Costs, net	$496,493	$479,891

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

NOVEMBER 30, 2009

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

The Company has also begun to develop two new documentary films "Gameplay: The Story of the Video Game Revolution" and "Kung Fu Confidential”.  As of November 30, 2009, the Company has capitalized $73,779 of costs associated with the contracts to write these films.

NOTE 3: PREPAID ADVERTISING

The Company acquired rights to radio media from RTV Media Corp. on June 1, 2008 in exchange for 2,000,000 shares of common stock, which we valued at $.10 per share.  The Company was assigned rights to receive certain radio media, approximately 1,000 sixty second ads or 2,000 thirty second ads, or some combination of both on a national radio network.  At August 31, 2008 we estimated that only $100,000 of the media rights would be used in the future, and due to this, the asset was determined to be impaired and an expense of $100,000 was recognized.  The carrying value at November 30, 2009 of the prepaid advertising is $100,000.

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

NOVEMBER 30, 2009

NOTE 5: STOCKHOLDERS’ EQUITY (continued)

The 2,500,000 shares of preferred stock are convertible to common shares, at the holder's election, at a rate of 10 common shares for each preferred share, provided they have been held for at least two years.

There was no additional stock issued during the three months ended November 30, 2009.

NOTE 6 – INCOME TAXES

The components of the provision for income tax expense (benefit) are as follows:

	November 30,	August 31,
	2009	2009
Current:
Federal corporate income tax	$0	$(5,040)
State corporate income tax	0	(3,245)
Total	0	(8,285)
Deferred:
Federal corporate income tax	2,000	0
State corporate income tax	1,000	0
Total	3,000	0

Total Provision for income taxes	$3,000	$(8,285)

NOTE 7 – OTHER INCOME

During the three months ended November 30, 2009, the Company negotiated a settlement on a past due debt that had been written off as bad debt expense during the year ended August 31, 2009.  The total past due balance was $45,000 and the Company settled for a total of $18,000 which has been recorded as other income during the three months ended November 30, 2009.

NOTE 8 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to November 30, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

 Results of Operations for the Quarter ending November 30, 2009

Assets

As of the three months ending November 30, 2009 the Company had Total Assets of $784,741, Total Current Liabilities of $74,849 and Total Stockholders’ Equity of $709,892 compared with Total Assets of $771,594, Total Current Liabilities of $71,863 and Total Stockholders’ Equity of $699,731 for the Company’s prior fiscal year ending August 31, 2009. The increase in Company assets in the current three month period is, principally, attributable to increased capital investment into new motion picture product and lower General Operating Expenses.

Revenue and Operating Expense and Net Income

For the three months ending November 30, 2009 the Company had Net Income of $10,161, Gross Revenues of $15,288, Interest and Other Income of $18,157 and Total Operating Expenses of $20,284 compared with Net Income of $20,747, Gross Revenues of $60,071 and Total operating Expenses of $33,324 for the Company’s three month period ending November 30, 2008. The decrease of Gross Revenues and Net Income in the current period was due, primarily, to the Company collecting less revenues from its initial motion picture release, which is in a later distribution cycle, and the Company’s newer product only beginning their distribution  cycles. The decrease in Total Operating Expenses for the period was due, primarily, to the Company having less administrative expense.

Liquidity and Capital Resources

As of the period ending November 30, 2009 the Company had $93,376 in cash, $86,587 in Accounts Receivable and $496,493 in net unamortized film costs. As of August 31, 2009 the Company had $122,018 in cash, $61,400 in Accounts Receivable and $479,891 in net unamortized film costs. The Company’s cash was generated from a shareholder loan, revenue from its motion picture distribution, proceeds from a Private Placement of its shares and interest income from its money market account. The decrease of cash was due, primarily, to an increase in General Operating Expenses for the Company’s prior, first, full year of operation, the discounting of an international account receivable and new investment in film production and marketing. Despite the decrease in cash on hand for the period ending November 30, 2009 the Company believes it has sufficient cash resources available to fund its primary operation for the next twelve (12) months. The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 accepted by the SEC on May 21, 2009. During the three months ended November 30, 2009 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

During the three months ended November 30, 2009 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Plan of Operation and Liquidity

As of November 30, 2009 the Company believes it has sufficient cash resources available to fund its primary operations for the next twelve (12) months.  In order to fund the further development of its Assets the Company intends to attempt to raise additional Equity through the sale of common shares of its stock in the next year, however, as of November 30, 2009 the Company has not entered into any negotiations to sell any shares. The Company has no current off balance sheet arrangements and no agreements with its shareholders, officer or director to provide funds for operations in the future.

Item 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended November 30, 2009, our Chief Executive Officer and Chief Financial Officer as of November 30, 2009, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of November 30, 2009, our internal control over financial reporting was effective.

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

None

Item 3.  DEFAULTS UPON SENIOR SECURITEIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6. EXHIBITS

(a) Exhibits:

Number	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUX DIGITAL PICTURES, INC.

Date: January 13, 2010	By:	/s/ Ingo Jucht
Name Ingo Jucht
Title Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: January 13, 2010	By:	/s/ Ingo Jucht
Name: Ingo Jucht
Title: Director