Form 10-Q
period 2010-02-28
Lux Digital Pictures, Inc.
filed 2010-04-15
CIK 1442376

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

As of April 9, 2010 the Company’s stock has a bid price of $.03 and an ask price of $.08 per share.

At April 9, 2010, there were 47,990,000 shares outstanding of the Company’s common stock and 2,500,000 of the Company’s preferred stock.

LUX DIGITAL PICTURES, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 28, 2010

		Page
		Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets at February 28, 2010 (unaudited) and August 31, 2009 (audited)	F-1

	Statements of Operations for the three and six months ended February 28, 2010 and 2009 (unaudited)	F-2

	Statement of Shareholders’ Equity of as of February 28, 2010 (unaudited)	F-3

	Statements of Cash Flows for the three and six months ended February 28, 2010 and 2009 (unaudited)	F-4

	Notes to Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Controls and Procedures	2

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	4

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3.	Defaults upon senior securities	4

Item 4.	Submissions of matters to a vote of securities holders	4

Item 5.	Other Information	4

Item 6.	Exhibits	4

Exhibit 31.1
Exhibit 32.1

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LUX DIGITAL PICTURES, INC.
BALANCE SHEETS
AS OF FEBRUARY 28, 2010 (UNAUDITED) AND AUGUST 31, 2009 (AUDITED)

	February 28, 2010 (Unaudited)	August 31, 2009 (Audited)
ASSETS
Current Assets
Cash	$72,968	$122,018
Accounts receivable	105,882	61,400
Prepaid advertising	100,000	100,000
Deferred tax asset	8,285	8,285
Total Current Assets	287,135	291,703

Other Assets
Unamortized film costs, net	504,720	479,891

TOTAL ASSETS	$791,855	$771,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current Liabilities
Accounts payable	$8,539	$14,613
Accrued taxes	16,700	9,700
Estimated costs to complete films	27,500	30,000
Reserve for residuals and participants	0	2,500
Note payable – stockholder	15,050	15,050
Total Current Liabilities	67,789	71,863

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $.001 par value; 47,990,000 shares issued and outstanding)	47,990	47,990
Preferred stock (10,000,000 shares authorized; $.001 par value; 2,500,000 shares issued and outstanding)	2,500	2,500
Paid in capital	644,352	644,352
Retained earnings	29,224	4,889
Total Stockholders’ Equity	724,066	699,731

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$791,855	$771,594

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

	Three months ended February 28, 2010 (Unaudited)	Six months ended February 28, 2010 (Unaudited)	Three months ended February 28, 2009 (Unaudited)	Six months ended February 28, 2009 (Unaudited)

GROSS REVENUES	$38,112	$53,399	$54,573	$114,644

OPERATING EXPENSES
General	14,642	30,425	28,109	56,933
Amortization of film costs	4,500	9,000	4,500	9,000
TOTAL OPERATING EXPENSES	19,142	39,425	32,609	65,933

NET OPERATING INCOME (LOSS)	18,970	13,974	21,964	48,711

OTHER INCOME (EXPENSE)
Interest income	146	303	0	0
Recovery of bad debt	0	18,000	0	0
Bad debt expense	(942)	(942)
TOTAL OTHER INCOME	(796)	17,361	0	0

NET INCOME BEFORE PROVISION FOR INCOME TAXES	18,174	31,335	21,964	48,711

PROVISION FOR INCOME TAX EXPENSE	4,000	7,000	4,800	10,800

NET INCOME	$14,174	$24,335	$17,164	$37,911

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING FOR THE PERIOD	47,990,000	47,990,000	47,990,000	47,990,000

NET INCOME PER SHARE	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
AS OF FEBRUARY 28, 2010

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Total

Balance, August 31, 2008	47,990,000	$47,990	2,500,000	$2,500	$644,352	$33,569	$728,411

Net loss for the year ended August 31, 2009	-	-	-	-	-	(28,680)	(28,680)

Balance, August 31, 2009	47,990,000	47,990	2,500,000	2,500	644,352	4,889	699,731

Net income for the six months ended February 28, 2010	-	-	-	-	-	24,335	24,335

Balance, February 28, 2010	47,990,000	$47,990	2,500,000	$2,500	$644,352	$29,224	$724,066

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

	Six months ended February 28, 2010 (Unaudited)	Six months ended February 28, 2009 (Unaudited)

Cash Flows from Operating Activities:
Net income for the period	$24,335	$37,911
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of film assets	9,000	9,000
Changes in Assets and Liabilities
(Increase) in accounts receivable	(44,482)	(94,307)
(Decrease) in accounts payable	(6,074)	(14,557)
Increase in accrued taxes	7,000	10,800
(Decrease) in estimated costs to complete films	(2,500)	(43,813)
(Decrease) in reserve for residuals and participants	(2,500)	0
Net Cash Used by Operating Activities	(15,221)	(94,966)

Cash Flows from Investing Activities:
Investment in new films	(33,829)	0
Net Cash Used in Investing Activities	(33,829)	0

Net Decrease in Cash and Cash Equivalents	(49,050)	(94,966)

Cash and Cash Equivalents – Beginning	122,018	252,461

Cash and Cash Equivalents – Ending	$72,968	$157,495

Supplemental Cash Flow Information:
Cash Paid for Interest	$0	$0
Cash Paid for Income Taxes	$0	$0

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010

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

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010

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
FEBRUARY 28, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Income (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net income or (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 28, 2010 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the results of its operations, financial position or cash flow.

NOTE 2:  UNAMORTIZED FILM COSTS

Unamortized Film Costs include:

	February 28, 2010	August 31, 2009
Film asset purchases	$397,402	$397,402
Production contracts	26,000	26,000
Media insurance and legal opinion	38,000	38,000
SAG residuals	7,500	7,500
New film projects	86,506	52,677
	555,408	521,579
Less: amortization expense	(50,688)	(41,688)
Unamortized Film Costs, net	$504,720	$479,891

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
FEBRUARY 28, 2010

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

The Company has also begun to develop two new documentary films "Gameplay: The Story of the Video Game Revolution" and "Kung Fu Confidential”.  As of February 28, 2010, the Company has capitalized $86,506 of costs associated with the contracts to write these films.

NOTE 3: PREPAID ADVERTISING

The Company acquired rights to radio media from RTV Media Corp. on June 1, 2008 in exchange for 2,000,000 shares of common stock, which we valued at $.10 per share.  The Company was assigned rights to receive certain radio media, approximately 1,000 sixty second ads or 2,000 thirty second ads, or some combination of both on a national radio network.  At August 31, 2008 we estimated that only $100,000 of the media rights would be used in the future, and due to this, the asset was determined to be impaired and an expense of $100,000 was recognized.  The carrying value at February 28, 2010 of the prepaid advertising is $100,000.

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
FEBRUARY 28, 2010

NOTE 5: STOCKHOLDERS’ EQUITY (continued)

The 2,500,000 shares of preferred stock are convertible to common shares, at the holder's election, at a rate of 10 common shares for each preferred share, provided they have been held for at least two years.

There was no additional stock issued during the six months ended February 28, 2010.

NOTE 6 – INCOME TAXES

The components of the provision for income tax expense (benefit) are as follows:

	February 28, 2010	August 31, 2009
Current:
Federal corporate income tax	$0	$(5,040)
State corporate income tax	0	(3,245)
Total	0	(8,285)
Deferred:
Federal corporate income tax	4,500	0
State corporate income tax	2,500	0
Total	7,000	0

Total Provision for income taxes	$7,000	$(8,285)

NOTE 7 – OTHER INCOME

During the six months ended February 28, 2010, the Company negotiated a settlement on a past due debt that had been written off as bad debt expense during the year ended August 31, 2009.  The total past due balance was $45,000 and the Company settled for a total of $18,000 which has been recorded as other income during the six months ended February 28, 2010.

NOTE 8 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to February 28, 2010 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

 Results of Operations for the Quarter ending February 28, 2010

Assets

As of the three months ending February 28, 2010 the Company had Total Assets of $791,855, Total Current Liabilities of $67,789 and Total Stockholders’ Equity of $724,066 compared with Total Assets of $771,594, Total Current Liabilities of $71,863 and Total Stockholders’ Equity of $699,731 for the Company’s prior fiscal year ending August 31, 2009. The increase in Company assets in the current three month period is, principally, attributable to increased capital investment into new motion picture product and higher earnings than anticipated from an ongoing licensing agreement.

Revenue and Operating Expense and Net Income

For the three months ending February 28, 2010 the Company had Net Income of $14,174, Gross Revenues of $38,112 and Total Operating Expenses of $19,142 compared with Net Income of $21,964, Gross Revenues of $54,573 and Total operating Expenses of $32,609 for the Company’s three month period ending February 28, 2009. For the six months ending February 28, 2010 the Company had Net Income of $13,974, Gross Revenues of $53,399 and Total Operating Expenses of $39,425 compared with Net Income of $37,911, Gross Revenues of $114,644 and Total Operating Expenses of $65,933 for the Company’s six month period ending February 28, 2009. The decrease of Gross Revenues and Net Income in the current period was due, primarily, to the Company collecting less revenues from its initial motion picture release, which is in a later distribution cycle, and the Company’s newer product only beginning their distribution  cycles. The decrease in Total Operating Expenses for the period was due, primarily, to the Company having less administrative expense.

Liquidity and Capital Resources

As of the period ending February 28, 2010 the Company had $72,968 in cash, $105,882 in Accounts Receivable and $504,720 in net unamortized film costs. As of August 31, 2009 the Company had $122,018 in cash, $61,400 in Accounts Receivable and $479,891 in net unamortized film costs. The Company’s cash was, primarily, generated from its motion picture distribution. The decrease of cash was due, primarily, to an increase in new investment in film production and marketing. Despite the decrease in cash on hand, for the period ending February 28, 2010, the Company believes it has sufficient cash resources available to fund its primary operation for the next twelve (12) months. The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 accepted by the SEC on May 21, 2009. During the three months ending February 28, 2010 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

During the three months ending February 28, 2010 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Plan of Operation and Liquidity

As of February 28, 2010 the Company believes it has sufficient cash resources available to fund its primary operations for the next twelve (12) months.  In order to fund the further development of its Assets the Company intends to attempt to raise additional Equity through the sale of common shares of its stock in the next year, however, as of February 28, 2010 the Company has not entered into any negotiations to sell any shares. The Company has no current off balance sheet arrangements and no agreements with its shareholders, officer or director to provide funds for operations in the future.

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended February 28, 2010, our Chief Executive Officer and Chief Financial Officer as of February 28, 2010, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of April 13, 2010, our internal control over financial reporting was effective.

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

LUX DIGITAL PICTURES, INC.

Date: April 13, 2010	By:	/s/ Ingo Jucht
Name: Ingo Jucht
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: April 13, 2009	By:	/s/ Ingo Jucht
Director
Name: Ingo Jucht
Title: Director