Form 10-Q
period 2010-05-31
Lux Digital Pictures, Inc.
filed 2010-07-14
CIK 1442376

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-153502

LUX DIGITAL PICTURES, INC.
(Exact name of registrant as specified in its charter)

Wyoming	22-2589503
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2140 Shattuck Ave., Ste 210-2270
Berkeley, CA. 94704
(Address of principal executive offices)

510-948-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☑

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: At July 12, 2010, there were 48,490,000 shares outstanding of the Company’s common stock and 2,500,000 of the Company’s preferred stock.

LUX DIGITAL PICTURES, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED May 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

LUX DIGITAL PICTURES, INC.
BALANCE SHEETS
AS OF MAY 31, 2010 (UNAUDITED) AND AUGUST 31, 2009 (AUDITED)

	May 31, 2010 (Unaudited)	August 31, 2009 (Audited)
ASSETS
Current Assets
Cash	$152,894	$122,018
Accounts receivable	87,587	61,400
Prepaid advertising	100,000	100,000
Deferred tax asset	8,285	8,285
Total Current Assets	348,766	291,703

Other Assets
Unamortized film costs, net	535,401	479,891

TOTAL ASSETS	$884,167	$771,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current Liabilities
Accounts payable	$12,048	$14,613
Accrued interest	169	0
Accrued taxes	16,700	9,700
Estimated costs to complete films	42,500	30,000
Reserve for residuals and participants	0	2,500
Convertible note payable	70,000	0
Note payable - stockholder	15,050	15,050
Total Current Liabilities	156,467	71,863

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $.001 par value; 48,490,000 and 47,990,000 shares issued and outstanding, respectively)	48,490	47,990
Preferred stock (10,000,000 shares authorized; $.001 par value; 2,500,000 shares issued and outstanding)	2,500	2,500
Paid in capital	653,852	644,352
Retained earnings	22,858	4,889
Total Stockholders’ Equity	727,700	699,731

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$884,167	$771,594

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2010 AND 2009

	Three months ended May 31, 2010 (Unaudited)	Nine months ended May 31, 2010 (Unaudited)	Three months ended May 31, 2009 (Unaudited)	Nine months ended May 31, 2009 (Unaudited)

GROSS REVENUES	$42,087	$95,486	$20,522	$135,166

OPERATING EXPENSES
General	23,894	54,319	16,108	73,041
Compensation	10,000	10,000	0	0
Amortization of film costs	14,500	23,500	4,500	13,500
TOTAL OPERATING EXPENSES	48,394	87,819	20,608	86,541

NET OPERATING INCOME (LOSS)	(6,307)	7,667	(86)	48,625

OTHER INCOME (EXPENSE)
Interest income	110	413	0	0
Interest expense	(169)	(169)	0	0
Recovery of bad debt	0	18,000	0	0
Bad debt expense	0	(942)	0	0
TOTAL OTHER INCOME (EXPENSE)	(59)	17,302	0	0

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(6,366)	24,969	(86)	48,625

PROVISION FOR INCOME TAX EXPENSE	0	7,000	0	12,000

NET INCOME (LOSS)	$(6,366)	$17,969	$(86)	$36,625

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING FOR THE PERIOD	48,099,890	48,316,087	47,990,000	47,990,000

NET INCOME (LOSS) PER SHARE	$(0.00)	$0.00	$(0.00)	$0.00

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
AS OF MAY 31, 2010

	Common Stock		Preferred Stock		Additional Paid in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, August 31, 2008	47,990,000	$47,990	2,500,000	$2,500	$644,352	$33,569	$728,411

Net loss for the year ended August 31, 2009	-	-	-	-	-	(28,680)	(28,680)

Balance, August 31, 2009	47,990,000	47,990	2,500,000	2,500	644,352	4,889	699,731

Shares issued as compensation	500,000	500	-	-	9,500	-	10,000

Net income for the nine months ended May 31, 2010	-	-	-	-	-	17,969	17,969

Balance, May 31, 2010	48,490,000	$48,490	2,500,000	$2,500	$653,852	$22,858	$727,700

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

	Nine months ended May 31, 2010 (Unaudited)	Nine months ended May 31, 2009 (Unaudited)

Cash Flows from Operating Activities:
Net income for the period	$17,969	$36,625
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of film assets	23,500	13,500
Stock issued as compensation	10,000	0
Changes in Assets and Liabilities
(Increase) in accounts receivable	(26,187)	(94,327)
(Decrease) in accounts payable	(2,565)	(20,729)
Increase in accrued interest	169	0
Increase in accrued taxes	7,000	12,000
Increase (decrease) in estimated costs to complete films	12,500	(43,600)
(Decrease) in reserve for residuals and participants	(2,500)	0
Net Cash Provided by (Used in) Operating Activities	39,886	(96,531)

Cash Flows from Investing Activities:
Investment in new films	(79,010)	(20,000)
Net Cash Used in Investing Activities	(79,010)	(20,000)

Cash Flows from Financing Activities:
Proceeds from convertible note payable	70,000	0
Net Cash Provided by Financing Activities	70,000	0

Net Increase (Decrease) in Cash and Cash Equivalents	30,876	(116,531)

Cash and Cash Equivalents – Beginning	122,018	252,461

Cash and Cash Equivalents – Ending	$152,894	$135,930

Supplemental Cash Flow Information:
Cash Paid for Interest	$0	$0
Cash Paid for Income Taxes	$0	$0

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010

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
MAY 31, 2010

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
MAY 31, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Income (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net income or (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2010 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the results of its operations, financial position or cash flow.

NOTE 2:  UNAMORTIZED FILM COSTS

Unamortized Film Costs include:

	May 31, 2010	August 31, 2009
Film asset purchases	$397,402	$397,402
Production contracts	26,000	26,000
Media insurance and legal opinion	38,000	38,000
SAG residuals	7,500	7,500
New film projects	131,687	52,677
	600,589	521,579
Less: amortization expense	(65,188)	(41,688)
Unamortized Film Costs, net	$535,401	$479,891

The remaining unamortized film costs assigned to film asset purchases include costs for the completed film Night of the Living Dead 3D, two other completed films, Nightmares in Red, White and Blue and American Grindhouse, and a 50% interest in Vega 7 Entertainment’s documentary motion picture entitled “Area 51: The Alien Interview”.

The $397,402 for film asset purchases arose from common and preferred stock issued in exchange for these assets and cash paid by the principal Company shareholder to acquire Night of the Living Dead 3D and the two completed films. We acquired our 50% interest in Area 51: The Alien Interview for 2,000,000 shares of our common stock valued at $.10 per share.  This $200,000 cost of acquisition is included in the $397,402 for film asset purchases.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010

NOTE 2:  UNAMORTIZED FILM COSTS (continued)

Night of the Living Dead 3D has provided the majority of all Company revenues to date, and our total cost of this film was $59,221. We began amortization of the Night of the Living Dead 3D film costs in the period ended August 31, 2008, and recorded amortization totaling $23,688. We recorded $18,000 of amortization on this film during the year ended August 31, 2009. The remaining costs will be amortized in the year ended August 31, 2010. We have begun amortizing the costs of American Grindhouse and Nightmares in Red, White and Blue upon their initial release dates which occurred during the Quarter ending May 31, 2010. Total amortization for the three and nine months ended May 31, 2010 was $14,500 and $23,500, respectively.

The Company has also begun to develop and produce several new films. As of May 31, 2010 the Company has capitalized $131,687 of costs associated with the contracts to produce these films.

NOTE 3: PREPAID ADVERTISING

The Company acquired rights to radio media from RTV Media Corp. on June 1, 2008 in exchange for 2,000,000 shares of common stock, which we valued at $.10 per share.  The Company was assigned rights to receive certain radio media, approximately 1,000 sixty second ads or 2,000 thirty second ads, or some combination of both on a national radio network.  At August 31, 2008 we estimated that only $100,000 of the media rights would be used in the future, and due to this, the asset was determined to be impaired and an expense of $100,000 was recognized.  The carrying value at May 31, 2010 of the prepaid advertising is $100,000.

NOTE 4: NOTE PAYABLE – SHAREHOLDER

The Company’s principal shareholder, Lux Digital Pictures GmbH loaned the Company $15,050 on May 29, 2008. The loan is unsecured, interest free and due on demand.

NOTE 5: CONVERTIBLE NOTE PAYABLE

The Company borrowed $70,000 in exchange for a convertible note payable on May 14, 2010.  The note bears 8% interest and is due on February 14, 2011.  The note can be converted to common stock at any point after September 14, 2010.  The conversion price shall equal the “Variable Conversion Price” as described in the promissory note as 61% of the market price on the date of the conversion.

NOTE 6: STOCKHOLDERS’ EQUITY

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

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010

NOTE 6: STOCKHOLDERS’ EQUITY (continued)

The amount of shares issued for these assets was arrived at through negotiations and management believes the fair values of these assets are equal to or greater than the values assigned.

The 2,500,000 shares of preferred stock are convertible to common shares, at the holder's election, at a rate of 10 common shares for each preferred share, provided they have been held for at least two years.

During the period ended May 31, 2010 the Company issued 500,000 shares to its director as compensation for past services.  The shares were valued at $0.02 per share resulting in stock compensation expense of $10,000 for the three and nine months ended May 31, 2010.

There were 48,490,000 shares of common stock issued and outstanding as of May 31, 2010.

There were 2,500,000 shares of preferred stock issued and outstanding as of May 31, 2010.

NOTE 7 – INCOME TAXES

The components of the provision for income tax expense (benefit) are as follows:

	May 31, 2010	August 31, 2009
Current:
Federal corporate income tax	$0	$(5,040)
State corporate income tax	0	(3,245)
Total	0	(8,285)
Deferred:
Federal corporate income tax	4,500	0
State corporate income tax	2,500	0
Total	7,000	0

Total Provision for income taxes	$7,000	$(8,285)

NOTE 8 – OTHER INCOME

During the period ended February 28, 2010, the Company negotiated a settlement on a past due debt that had been written off as bad debt expense during the year ended August 31, 2009.  The total past due balance was $45,000 and the Company settled for a total of $18,000 which has been recorded as other income.

NOTE 9 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to May 31, 2010 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

 Results of Operations for the Quarter ending May 31, 2010

Assets

As of the three months ending May 31, 2010 the Company had Total Assets of $884,167, Total Current Liabilities of $156,467 and Total Stockholders’ Equity of $727,700 compared with Total Assets of $771,594, Total Current Liabilities of $71,863 and Total Stockholders’ Equity of $699,731 for the Company’s prior fiscal year ending August 31, 2009. The increase in Company assets in the current three month period is, principally, attributable to increased capital investment into new motion picture product and higher earnings received from ongoing licensing agreements.

Revenue and Operating Expense and Net Income

For the three months ending May 31, 2010 the Company had a Net Loss of $6,366, Gross Revenues of $42,087 and Total Operating Expenses of $48,394 compared with a Net Loss of $86, Gross Revenues of $20,522 and Total Operating Expenses of $20,608 for the Company’s three month period ending May 31, 2009. For the nine months ending May 31, 2010 the Company had Net Income of $17,969, Gross Revenues of $95,486 and Total Operating Expenses of $87.819 compared with Net Income of $36,625, Gross Revenues of $135,166 and Total Operating Expenses of $86,541 for the Company’s nine month period ending May 31, 2009. The decrease in Gross Revenues and Net Income in the current nine month period was due, primarily, to the Company collecting less revenue from its initial motion picture release, which is in a later distribution cycle, commencing amortization of the Company’s new film product, which have just begun their distribution cycles, and the issuance of Company shares accounted for as compensation. The decrease in Total Operating Expenses for the period was due, primarily, to the Company having less administrative expense.

Liquidity and Capital Resources

As of the period ending May 31, 2010 the Company had $152,894 in cash, $87,587 in Accounts Receivable and $535,401 in net unamortized film costs. As of August 31, 2009 the Company had $122,018 in cash, $61,400 in Accounts Receivable and $479,891 in net unamortized film costs. The Company’s cash was, primarily, generated from its motion picture distribution and a Convertible Note for $70,000. The increase of cash was due, primarily, to receiving the proceeds of the Note in the period. The Company believes it has sufficient cash resources available to fund its primary operations for the next twelve (12) months. The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 accepted by the SEC on May 21, 2009. During the three months ending May 31, 2010 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

During the three months ending May 31, 2010 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Plan of Operation and Liquidity

As of May 31, 2010 the Company believes it has sufficient cash resources available to fund its primary operations for the next twelve (12) months.  In order to fund the further development of its Assets the Company intends to attempt to raise additional Equity through the sale of common shares of its stock in the next year, however, as of May 31, 2010 the Company has not entered into any negotiations to sell any shares. The Company has no current off balance sheet arrangements and no agreements with its shareholders, officer or director to provide funds for operations in the future.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended May 31, 2010, our Chief Executive Officer and Chief Financial Officer as of May 31, 2010, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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

Item 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITEIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6. EXHIBITS
(a) Exhibits:

Number	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUX DIGITAL PICTURES, INC.
Date: July 13, 2010	By: /s/ Ingo Jucht
Name: Ingo Jucht
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: July 13, 2009	By: /s/ Ingo Jucht
Name: Ingo Jucht
Title: Director