Form 10-K
period 2010-08-31
Lux Digital Pictures, Inc.
filed 2010-12-01
CIK 1442376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ___

Commission File Number

LUX DIGITAL PICTURES, INC.
(Exact name of Registrant as specified in its charter)

Wyoming	26-2589503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Registered Agent:

Corp 95
1617 No. Main Street
Suite B
Sheridan, WY 82801-2668

12021 Wilshire Blvd. #450
Los Angeles, CA. 90025
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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of November 20, 2010 the Company’s common stock had a bid price of $.015 per share and a ask price of $.05 per share.

At November 20, 2010, there were 50,273,400 shares of Registrant's ordinary shares outstanding.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The Company

Any references to “we”,”our”, “us”, “Lux” and the “Company” refer to Lux Digital Pictures, Inc. The Company has only a two and one half (2.5) year operating history. The Company’s primary, current, business is the production and distribution of motion pictures. As of the end of our fiscal year ending August 31, 2010 the Company had Total Assets of $779,041 and Total Stockholders’ Equity of $622,332. Revenues for the fiscal year were $133,681 and the Company had a Net loss of $109,233 Expense. Please see the “Selected Financial Data” for more complete details.

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

Lux will, initially, release its product through third parties to minimize expense. The Company has three (3) motion pictures “Night of the Living Dead 3D”, “Nightmares in Red, White and Blue”, “American Grindhouse” and “Area 51:The Alien Interview”, currently, in distribution in various media in world wide markets, via both international sales agents and domestic sub-licensees. “Night of the Living Dead 3D” continues to be distributed in the US and Canada via Lions Gate Films, Inc and the Company is directly distributing it in markets outside of the US and Canada. Although the film was, originally, released in 2007 it continues to produce regular income for the Company. The Company is now developing a prequel for possible production in early 2011. “Nightmares in Red, White and Blue (www.nightmaresinredwhiteandblue.com ) written and produced by Joseph Maddrey, from his book, and directed by Andrew Monument is a feature-length documentary film on the evolution of the American horror film. This motion picture screened in several important European, Film Festivals, including Deauville, Sitges, Athens, Dublin and others, and its international rights are being distributed by Screen Media Ventures, LLC, who is actively marketing the film outside of the US and Canada, and the film is distributed in the US and Canadian theatrical, television and home entertainment via Kino Lorber, Inc and to the domestic V.O.D. market through Warner Bros Digital via Gravitas Ventures, LLC. “American Grindhouse” (www.americangrindhouse.com ), written, directed and co-produced by Elijah Drenner is a feature-length documentary on the history of the American exploitation film industry. The film premiered at the 2010 South By Southwest Film Festival and its international rights were acquired by Contentfilm International, who is actively marketing the film outside the US and Canada. The film is being distributed in the US and Candian theatrical, television and home entertainment markets by Kino Lorber, Inc and to the domestic V.OD. market through Warner Bros Digital via Gravitas Ventures, LLC. The Company also has four (4) films in various stages of production; “Gameplay: The Story of the Videogame Revolution” is a comprehensive feature-length documentary on the history of the video game industry, written and produced by Bill Logudice and Matt Barton, which the Company expects to be completed in early 2011, “Films of Fury: The Kung Fu Movie Movie””, written by Ric Meyers based on his book “Films of Fury: The Kung Fu Movie Book”, is a feature-length documentary on the history and impact of Kung Fu films that is being produced and directed by Andrew Corvey and Andrew Robinson and which will be partially animated. Lux also expects it to be completed early in 2011. Also in production is “Money For Nothing” a feature documentary on the history of the music video written by Saul Austerlitz, based on his book, which is being directed by Jamin Bricker and expected to be completed  and ready for release in mid 2011 and “Fanime” a feature documentary on the history of anime as seen through the eyes of its fans.

Lux believes that the particular brand of documentary films it is producing capitalizes on extensive available content, can be produced economically, has established niche audiences and will have viable world wide commercial appeal that will make Lux a market leader in this type of production.

The Company also intends to develop its brand Midnight Movies as a US specialty theatrical distributor that will provide limited, multi-market releases for some of its own product and film product that may be acquired from third parties. Its first release was the aforementioned “3-D” motion picture “Night of the Living Dead 3D” (www.notld3d.com ) and a prequel to this film is in development.

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

The Company, however, has not been successful raising any new capital, since its inception, nor does it have any real liquidity in its publicly traded shares. Without far greater liquidity or new outside investment it will be very difficult to grow the Company in any meaningful way in the near term as the Company will be solely reliant on generating income from existing assets. The Company is, currently, exploring and considering several potential options to capitalize the Company, to the long term benefit of shareholders, including possible mergers and/or share distributions, which may substantially dilute shares holders and may result in the Company installing new management and operating new businesses.

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

 Employees

We are a new, developing company and we currently have only two part-time employees who do not receive salaries. Ingo Jucht, who is Director and Chief Executive Officer, and T. Joseph Coleman, who is a Consultant to the Company. We look to Mr. Jucht and Mr. Coleman for their entrepreneurial skills and talents. For information on Mr. Jucht’s and Mr. Coleman’s experience please see “Directors, Executive Officers, Promoters and Control Persons”.

Corporate Contact Information

Our principal place of business and executive offices are located at 12021 Wilshire Blvd. #450, Los Angeles, California 90025. Telephone number: (510)-948-4000.

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

We estimate that we will have sufficient capital to operate for the next twelve (12) months and sufficient capital to complete the unfinished motion picture we have acquired. We cannot assure you, however, that we will be able to sustain the business for the long term nor that we may not need to obtain additional capital in the future. We can also not assure you that we will be able to obtain any required financing on a timely basis, or if obtainable, that the terms will not materially dilute the equity of our current stockholders. If we are unable to obtain financing on a timely basis, we may have to significantly or entirely curtail our business objectives, which could result in our having to discontinue some of our operations and plans.

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

Lux Digital Pictures GmbH Partners (“Lux GmbH”) owns approximately 75.6% of our outstanding common shares and 100% of the issued and outstanding Preferred Shares. As a consequence of its controlling stock ownership position, Lux, through its Operating Manager and representative Ingo Jucht, will retain the ability to elect a majority of our board of directors, and thereby control our management. Lux GmbH also has the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, any private transactions, and other extraordinary transactions. The concentration of ownership by Lux GmbH could discourage investments in our company, or prevent a potential takeover of our company which will have a negative impact on the value of our securities.Lux GmbH also has an anti-dilution clause in its agreement with the Company that it has, currently, deferred, however, should they elect to exercise this clause it would result in further, substantial dilution to shareholders.

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

WE REQUIRE ADDITIONAL FINANCING IN ORDER TO IMPLEMENT OUR BUSINESS PLAN. IN THE EVENT WE ARE UNABLE TO ACQUIRE ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN RESULTING IN A LOSS OF REVENUES AND ULTIMATELY THE LOSS OF ANY SHAREHOLDER’S INVESTMENT.

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

BECAUSE WE CAN ISSUE ADDITIONAL SHARES OF COMMON STOCK, HOLDERS OF OUR COMMON STOCK MAY INCUR IMMEDIATE DILUTION AND MAY EXPERIENCE FURTHER DILUTION.

We are authorized to issue up to 1,000,000,000 shares of common stock, of which 50,498,000 shares are issued and outstanding. Our Board of Directors has the authority to cause the Company to issue additional shares of common stock, and to determine the rights, preferences and privilege of such shares, without the consent of any of our stockholders. Consequently, the stockholder may experience more dilution in their ownership of Lux Digital Pictures in the future, as the issuance by us of additional equity securities would result in further dilution in the equity interests of our current stockholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  DESCRIPTION OF PROPERTY

The Company maintains offices at 12021 Wilshire Blvd. #450, Los Angeles, California. Our Company CEO provides the offices to us at no cost.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None, except as previously disclosed.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed and traded on the Over-the-Counter Electronic Bulletin Board Exchange under the symbol “LUXD.OB”. As of November 20, 2010 the Company’s stock had a bid price of $.015 and an ask price of $.05.

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

Holders

As of the date of this report, we have approximately 57 shareholders of record of the Company’s common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved y security holders	0	0	0
Total	0	0	0

Recent Sales of Unregistered Securities

NONE

ITEM 6. SELECTED FINANCIAL DATA

	August 31, 2010	August 31, 2009
ASSETS
Total Current Assets	372,864	291,703

Other Assets
Unamortized film costs, net	406,150	479,891

TOTAL ASSETS	$779,014	$771,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total Current Liabilities	156,682	71,863

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $.001 par value; 47,990,000 shares issued and outstanding)	50,273	47,990
Preferred stock (10,000,000 shares authorized; $.001 par value; 2,500,000 shares issued and outstanding)	2,500	2,500
Paid in capital	673,503	644,352
Retained earnings	(104,344)	4,889
Total Stockholders’ Equity	622,332	699,731

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$779,014	$771,594

	August 31, 2010	August 31, 2009

GROSS REVENUES	$133,681	$129,024
TOTAL OPERATING EXPENSES	308,582	167,885

NET OPERATING INCOME (LOSS)	(174,901)	(38,861)
TOTAL OTHER INCOME (EXPENSE)	10,668	1,896

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(164,233)	(36,965)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)	(55,000)	8,285

NET INCOME (LOSS)	$(109,233)	$(28,680)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING FOR THE PERIOD	48,895,718	47,990,000

NET INCOME (LOSS) PER SHARE	$(0.00)	$0.00

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

Results of Operations for the year ending August 31, 2009

Assets

As of the fiscal year ending August 31, 2010 the Company had Total Assets of $779,014, Total Current Liabilities of $156,682 and Total Stockholders’ Equity of $622,332 compared with Total Assets of $771,594, Total Current Liabilities of $71,863 and Total Stockholders’ Equity of $699,731 for the Company’s prior fiscal year ending August 31, 2009. The increase in Company assets in the current fiscal year is, principally, attributable to an increased investment into its motion picture production and to the decrease in General administrative costs for the Company during the year. The increase in Total Current Liabilities is, primarily, due to the Company accruing a debt of $70,000 for a Convertible Note agreement entered into during the year and the decrease in Stockholder’s Equity was due, primarily, to the Company taking a significant write down due to an impairment to one of its film assets.

Revenue and Operating Expense

For the fiscal year ending August 31, 2010 the Company had Gross Revenues of $133,681 compared with Gross Revenues of $129,024 for the Company’s prior fiscal year ending August 31, 2009. The increase of Gross Revenues in the current fiscal year was due, primarily, to the Company collecting more revenues from its initial motion picture release and its two newer release beginning to contribute initial revenues For the fiscal year ending August 31, 2010 the Company had Total Operating Expenses of $308,582 compared with Total Operating Expenses of $167,885 for the Company’s prior fiscal year ending August 31, 2009. The increase in Total Operating Expenses was, primarily, due to the Company booking the sum of $195,411 as a write down due to the anticipated impairment of a film asset, for which it could not reasonably forecast sufficient future revenues to amortize.

Net Operating Income and Loss

For the fiscal year ending August 31, 2010 the Company had a Net Operating Loss of $174,901 compared with Net Operating Loss of $38,861 for the Company’s prior fiscal year ending August 31, 2009. The Company’s larger Net Operating Loss in its current fiscal year is, primarily, due to the Company’s write down of one of its film assets.

Liquidity and Capital Resources

As of the period ending August 31, 2010 the Company had $133,537 in cash, $64,500 in Accounts Receivable and $406,150 in net unamortized film costs. As of August 31, 2009 the Company had $122,018 in cash, $61,400 in Accounts Receivable and $479,891 in net unamortized film costs. The Company’s cash was generated from a shareholder loan, revenue from its motion picture distribution, proceeds from a Convertible Note and interest income from its money market account. The increase of cash was due to the receipt of the proceeds from the Convertible Note. The Company believes it has sufficient cash resources available to fund its primary operations for the next twelve (12) months subject to the Convertible Note holders converting their Note into common shares of the Company or the Company negotiating favorable payment terms as well as, successfully, collecting its projected Receivables. The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Recent Accounting Pronouncements

During the fiscal year ending August 31, 2010 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended August 31, 2010, our Chief Executive Officer and Chief Financial Officer as of August 31, 2010, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of August 31, 2010, our internal control over financial reporting was effective.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

LUX DIGITAL PICTURES, INC.

FINANCIAL STATEMENTS

AUGUST 31, 2010

LUX DIGITAL PICTURES, INC.

TABLE OF CONTENTS

AUGUST 31, 2010

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Lux Digital Pictures, Inc.
Berkley, California

We have audited the accompanying balance sheets of Lux Digital Pictures, Inc. as of August 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lux Digital Pictures, Inc. as of August 31, 2010 and 2009, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan
November 29, 2010

LUX DIGITAL PICTURES, INC.
BALANCE SHEETS
AS OF AUGUST 31, 2010 AND 2009

	August 31, 2010	August 31, 2009
ASSETS
Current Assets
Cash	$133,537	$122,018
Accounts receivable	64,500	61,400
Prepaid advertising	100,000	100,000
Prepaid consulting	11,542	0
Deferred tax asset	63,285	8,285
Total Current Assets	372,864	291,703

Other Assets
Unamortized film costs, net	406,150	479,891

TOTAL ASSETS	$779,014	$771,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$11,621	$14,613
Accrued taxes	9,700	9,700
Accrued interest – related parties	7,811	0
Estimated costs to complete films	42,500	30,000
Reserve for residuals and participants	0	2,500
Note payable - stockholder	15,050	15,050
Convertible note payable – related party	70,000	0
Total Current Liabilities	156,682	71,863

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $.001 par value; 50,273,400 and 47,990,000 shares issued and outstanding)	50,273	47,990
Preferred stock (10,000,000 shares authorized; $.001 par value; 2,500,000 shares issued and outstanding)	2,500	2,500
Paid in capital	673,503	644,352
Treasury stock	400	0
Retained earnings (deficit)	(104,344)	4,889
Total Stockholders’ Equity	622,332	699,731

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$779,014	$771,594

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

	August 31, 2010	August 31, 2009

GROSS REVENUES	$133,681	$129,024

OPERATING EXPENSES
General and administrative	88,729	104,885
Amortization of film costs	23,500	18,000
Bad debt expense	942	45,000
Impairment of film costs	195,411	0
TOTAL OPERATING EXPENSES	308,582	167,885

NET OPERATING LOSS	(174,901)	(38,861)

OTHER INCOME (EXPENSE)
Interest income	479	1,896
Interest expense	(7,811)	0
Other income	18,000	0
TOTAL OTHER INCOME (EXPENSE)	10,668	1,896

NET LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(164,233)	(36,965)

PROVISION (BENEFIT) FOR INCOME TAXES	(55,000)	(8,285)

NET LOSS	$(109,233)	$(28,680)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING FOR THE PERIOD	48,895,718	47,990,000

NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
AS OF AUGUST 31, 2010

					Additional		Retained
	Common Stock		Preferred Stock		Paid in	Treasury	Earnings	Total
	Shares	Amount	Shares	Amount	Capital	Stock	(Deficit)

Balance, May 6, 2008	-0-	$0	-0-	$0	$0	$0	$0	$0

Issuance of common stock, private placement, June 2008	990,000	990	-	-	96,450	-	-	97,440

Issuance of common and preferred stock to related party to acquire assets, June 1, 2008	38,000,000	38,000	2,500,000	2,500	151,902	-	-	192,402

Issuance of common stock to acquire radio media, June 1, 2008	2,000,000	2,000	-	-	198,000	-	-	200,000

Issuance of common stock to founder for film assets and future consulting services, June 1, 2008	5,000,000	5,000	-	-	-	-	-	5,000

Issuance of common stock in exchange for film assets, June 1, 2008	2,000,000	2,000	-	-	198,000	-	-	200,000

Net income for the period ended August 31, 2008	-	-	-	-	-	-	33,569	33,569

Balance, August 31, 2008	47,990,000	47,990	2,500,000	2,500	644,352	0	33,569	728,411

Net loss for the year ended August 31, 2009	-	-	-	-	-	-	(28,680)	(28,680)

Balance, August 31, 2009	47,990,000	47,990	2,500,000	2,500	644,352	0	4,889	699,731

Issuance of common stock as compensation	500,000	500	-	-	9,500	-	-	10,000

Issuance of common stock for services at $0.01 per share	2,183,400	2,183	-	-	19,651	-	-	21,834

Shares returned to treasury	(400,000)	(400)	-	-	-	400	-	0

Net loss for the year ended August 31, 2010	-	-	-	-	-	-	(109,233)	(109,233)

Balance, August 31, 2010	50,273,400	$50,273	2,500,000	$2,500	$673,503	$400	$(104,344)	$622,332

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

	August 31, 2010	August 31, 2009

Cash Flows from Operating Activities:
Net income (loss) for the period	$(109,233)	$(28,680)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Impairment of film costs	195,411	0
Stock issued for services	21,834	0
Stock issued as compensation	10,000	0
Bad debt expense	942	45,000
Amortization of film costs	23,500	18,000
Changes in Assets and Liabilities
(Increase) in accounts receivable	(37,442)	(56,900)
(Increase) in prepaid consulting	(11,542)	0
(Increase) in deferred tax asset	(55,000)	(8,285)
Increase (decrease) in accounts payable	(2,992)	(7,901)
Increase in accrued interest – related parties	7,811	0
Increase (decrease) in estimated costs to complete films	12,500	(34,000)
Increase (decrease) in reserve for residuals and participants	(2,500)	(5,000)
Net Cash Provided by (Used by) Operating Activities	53,289	(77,766)

Cash Flows from Investing Activities:
Investment in new films	(111,770)	(52,667)
Net Cash Used in Investing Activities	(111,770)	(52,667)

Cash Flows from Financing Activities:
Proceeds from convertible note payable – related party	70,000	0
Net Cash Provided by Financing Activities	70,000	0

Net Decrease in Cash and Cash Equivalents	11,519	(130,443)

Cash and Cash Equivalents – Beginning	122,018	252,461

Cash and Cash Equivalents – Ending	$133,537	$122,018

Supplemental Cash Flow Information:
Cash Paid for Interest	$0	$0
Cash Paid for Income Taxes	$0	$0

Supplemental Cash Flow Information:
Reclassification of accounts receivable to unamortized film asset	$33,400	$0

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010

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

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a August 31 fiscal year end.

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

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes
The Company uses the asset and liability method of accounting of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized.  To the extent we believe that realization is not likely, we establish a valuation allowance.  See Note 7.

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

Basic and Diluted Income (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net income or (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2010 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  The Company issued 500,000 shares of common stock to an officer during the year ended August 31, 2010. The Company has not adopted a stock option plan or granted any stock options as of August 31, 2010.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the results of its operations, financial position or cash flow.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 2:  UNAMORTIZED FILM COSTS

Unamortized Film Costs include:

	August 31, 2010	August 31, 2009
Night of the Living Dead 3D	$59,221	$59,221
Nightmares in Red, White and Blue and American Grindhouse film assets	138,181	138,181
50% of Area 51: The Alien Interview film asset	200,000	200,000
Acquisition of remaining 50% of Alien film	33,400	0
Production contracts	26,000	26,000
Media insurance and legal opinion	38,000	38,000
SAG residuals	7,500	7,500
New film projects	164,447	52,677
Total Unamortized Film Costs	666,749	521,579
Less: amortization expense	(65,188)	(41,688)
Less: impairment charges	(195,411)	0
Unamortized Film Costs, net	$406,150	$479,891

The remaining unamortized film costs assigned to film asset purchases include costs for the completed films Night of the Living Dead 3D, Nightmares in Red, White and Blue and American Grindhouse, and a 50% interest in Vega 7 Entertainment’s documentary motion picture entitled “Area 51: The Alien Interview”.

The $397,402 for film asset purchases arose from common and preferred stock issued in exchange for these assets and cash paid by the principal Company shareholder to acquire Night of the Living Dead 3D and the two films in production. We acquired our original 50% interest in Area 51: The Alien Interview for 2,000,000 shares of our common stock valued at $.10 per share.  This $200,000 cost of acquisition is included in the $397,402 for film asset purchases.  During the year ended August 31, 2010, the Company forgave an outstanding receivable from Vega 7 Entertainment totaling $33,400 for the remaining 50% ownership in “Area 51: The Alien Interview”.  The $33,400 was capitalized in the unamortized film costs.  The Company estimates the remaining revenues on that film to be approximately $36,000 over the next three years.  Due to this, we have impaired the Area 51 film by $195,411 leaving the remaining net cost for “Area 51: The Alien Interview” at $36,000 as of August 31, 2010.

Night of the Living Dead 3D has provided the majority of all Company revenues to date, and our total cost of this film was $59,221. We began amortization of the Night of the Living Dead 3D film costs in the period ended August 31, 2008, and recorded amortization totaling $18,000 and $23,688 during the periods ended August 31, 2009 and 2008, respectively. The remaining $17,533 was amortized during the year ended August 31, 2010. We began amortizing the costs of American Grindhouse, Nightmares in Red, White and Blue and Area 51: The Alien Interview during the year ended August 31, 2010. Amortization of $5,967 was recorded on these three films during the year ended August 31, 2010.

The Company has also begun to develop two new documentary films "Gameplay: The Story of the Video Game Revolution" and "Kung Fu Confidential”.  As of August 31, 2009, the Company has capitalized $52,677 of costs associated with the contracts to write these films. During the year ended August 31, 2010, the Company capitalized an additional $111,770 of costs associated with these films.  The total amount of unamortized film costs related to these new projects was $164,447 as of August 31, 2010 and no amortization has been recorded on these films as of August 31, 2010.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 3: PREPAID EXPENSES

Prepaid advertising
The Company acquired rights to radio media from RTV Media Corp. on June 1, 2008 in exchange for 2,000,000 shares of common stock, which we valued at $.10 per share.  The Company was assigned rights to receive certain radio media, approximately 1,000 sixty second ads or 2,000 thirty second ads, or some combination of both on a national radio network.  At August 31, 2008 we estimated that only $100,000 of the media rights would be used in the future, and due to this, the asset was determined to be impaired and an expense of $100,000 was recognized.  The carrying value at August 31, 2010 of the prepaid advertising is $100,000.

Prepaid consulting
The Company entered into two consulting agreements during the year ended August 31, 2010.  In exchange for consulting services, 208,400 and 1,400,000 shares of common stock were issued at a total value of $16,084. The consulting services are being expensed over the term of the contracts which is one year in both cases.  The remaining balance of prepaid consulting was $11,542 as of August 31, 2010.

NOTE 4: NOTE PAYABLE – SHAREHOLDER

The Company’s principal shareholder, Lux Digital Pictures GmbH loaned the Company $15,050 on May 29, 2008. The loan is unsecured, bears 18% interest and is due on demand.  Interest expense of $6,123 was recorded on this loan during the year ended August 31, 2010.

NOTE 5: CONVERTIBLE NOTE PAYABLE – RELATED PARTY

The Company issued a convertible note for $70,000 to a related party on May 14, 2010.  The note bears 8% interest and is due nine months from the date of issuance. The note is convertible into shares of common stock of the Company beginning 120 days after the issuance and up until the note comes due at a rate of 61% of the market price on the date of conversion.  The investor will be limited to convert no more than 4.99% of the issued and outstanding common stock at time of conversion at any one time. Interest expense of $1,688 was recorded on this loan during the year ended August 31, 2010.

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

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 6: STOCKHOLDERS’ EQUITY (CONTINUED)

The Company issued 500,000 shares of common stock to an officer of the company during the year ended August 31, 2010.  The shares were valued $0.02 per share for a total expense of $10,000.

The Company also issued 2,183,400 shares of common stock for services during the year ended August 31, 2010.  These shares were valued at $0.01 per share for a total expense of $21,834.

Also during the year ended August 31, 2010, the Company returned 400,000 shares of common stock to its treasury.

The Company had 50,273,400 shares of common stock issued as of August 31, 2010.

NOTE 7 – INCOME TAXES

The components of the provision for income tax expense (benefit) are as follows:

	August 31, 2010	August 31, 2009
Current:
Federal corporate income tax	$(33,500)	$(5,040)
State corporate income tax	(21,500)	(3,245)
Total	(55,000)	(8,285)
Deferred:
Federal corporate income tax	0	0
State corporate income tax	0	0
Total	0	0

Total Benefit for Income Taxes	$(55,000)	$(8,285)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for this arrangement to continue.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 29, 2010, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9AT.  CONTROLS AND PROCEDURES

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

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers

Our director and executive officer, his age, positions held, and term served is as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Ingo Jucht	Director, President (Principal Executive Officer), Treasurer (Principal Accounting Officer) and Principal Financial Officer.	39	Director, President (Principal Executive Officer), Treasurer (Principal Accounting Officer), Principal Financial Officer and Secretary since inception

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation of our President (Principal Executive Officer) and officers and others who received annual compensation in excess of $100,000 during the period from May 6, 2008 (inception) to August 31, 2010.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(2)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay-outs	All Other Compen-sation
2008	Nil	Nil	Nil	Nil	Nil	5,000,000	Nil
2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil

We have not entered into any employment agreement or consulting agreement with our director and chief executive officer. The Company provided its principal Consultant with 5,000,000 restricted shares of its common stock in a Consulting Agreement dated June 1, 2009. Although this agreement has expired Mr. Coleman continued to serve as the Company’s principal Consultant and the Company issued him an additional 500,000 shares of common stock in February 2010 under the Company S-8, which the Company filed at the end of 2009. Currently the Company has no agreement in place with Mr. Coleman to provide additional Consultation. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our director and executive officer may receive stock options at the discretion of our board of directors in the future, although no stock option plan is currently in place. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors and the Company may pay for certain expenses incurred by its Consultants, Director and others for managing its office, supervising its business activities, traveling on behalf of the Company, entertaining on behalf of the Company and conducting other activities as well as providing certain insurance and other expenses. The Company filed an S-8 Registration Statement registering up to 10,000,000 shares of its common stock, which became effective December 30, 2009, for the purpose of making its common shares available to pay for future services and compensation for its CEO, Consultants and others who may perform services for the Company. As of November 20, 2010 the Company had issued approximately 1,648,400 new common shares the three (3) different Consultants in exchanges for services rendered to the Company. The Company also issued during the year 125,000 restricted common shares to its former counsel for services and 250,000 shares to an Investor Relations firm for services.

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

Principal Stockholders

The following table sets forth, as of August 31, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Lux Digital Pictures GmbH Partners, Ingo Jucht Operating Manager, 12021 Wilshire Blvd. #450, Los Angeles, CA. 90025	38,000,000 common shares	75.6%
	2,500,000 preferred shares	100%
Coleman Family Trust, T. Joseph Coleman and William H. Coleman Trustees, 10 Victoria Circle, Norwood, MA. 02062	5,500,000 common shares	10.9%
Directors and Executive Officers as a Group	43,500,000 common shares	86.5%

(1) Based on 50,273,400 shares of common stock issued and outstanding as of August 31, 2010. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

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

2009	$10,600	Silberstein Ungar, PLLC

2010	$10,350	Silberstein Ungar, PLLC

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$	Nil	Silberstein Ungar, PLLC

2010	$	Nil	Silberstein Ungar, PLLC

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$	Nil	Silberstein Ungar, PLLC

2010	$	Nil	Silberstein Ungar, PLLC

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$	Nil	Silberstein Ungar, PLLC

2010	$	Nil	Silberstein Ungar, PLLC

(5)  Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)  The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 10%.

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

Lux Digital Pictures, Inc

Date: November 29, 2010	By:	/s/ Ingo Jucht
	Name:	Ingo Jucht
	Title:	President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 29, 2010	By:	/s/ Ingo Jucht
	Name:	Ingo Jucht
	Title:	President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)