Form 10-Q
period 2010-11-30
Lux Digital Pictures, Inc.
filed 2011-01-12
CIK 1442376

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Novembor 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-153502

LUX DIGITAL PICTURES, INC.
(Exact name of registrant as specified in its charter)

Wyoming	22-2589503
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

For correspondence, please contact:

12021 Wilshire Blvd. #450
Los Angeles, CA. 90025
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

As of January 11, 2011 the Company’s stock has a bid price of $.01 and an ask price of $.05 per share.

At January 11, 2011, there were 50,273,400 shares outstanding of the Company’s common stock and 2,500,000 of the Company’s preferred stock.

LUX DIGITAL PICTURES, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED November 30, 2010

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at May 31, 2010 (unaudited) and August 31, 2009 (derived from audited)	F-1

Statements of Operations for the three and six months ended May 31, 2010 and 2009 (unaudited)	F-2

Statement of Shareholders’ Equity of as of May 31, 2010 (unaudited)	F-3

Statements of Cash Flows for the three and six months ended May 31, 2010 and 2009 (unaudited)	F-4

Notes to Financial Statements	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3. Controls and Procedures	6

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults upon senior securities	8

Item 4. Submissions of matters to a vote of securities holders	8

Item 5. Other Information	8

Item 6. Exhibits	8

Exhibit 31.1

Exhibit 32.1

LUX DIGITAL PICTURES, INC.

FINANCIAL STATEMENTS

NOVEMBER 30, 2010

LUX DIGITAL PICTURES, INC.
TABLE OF CONTENTS
NOVEMBER 30, 2010

LUX DIGITAL PICTURES, INC.
BALANCE SHEETS
AS OF NOVEMBER 30, 2010 (UNAUDITED) AND
AUGUST 31, 2010 (DERIVED FROM AUDITED STATEMENTS)

	November 30, 2010 (Unaudited)	August 31, 2010 (Derived from audited statements)
ASSETS
Current Assets
Cash	$93,878	$133,537
Accounts receivable	82,700	64,500
Prepaid advertising	100,000	100,000
Prepaid consulting	7,521	11,542
Deferred tax asset	67,620	63,285
Total Current Assets	351,719	372,864

Other Assets
Unamortized film costs, net	416,607	406,150

TOTAL ASSETS	$768,326	$779,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$7,275	$11,621
Accrued taxes	9,700	9,700
Accrued interest – related parties	9,883	7,811
Estimated costs to complete films	42,500	42,500
Note payable - stockholder	15,050	15,050
Convertible note payable – related party	70,000	70,000
Total Current Liabilities	154,408	156,682

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $.001 par value; 50,273,400 shares issued and outstanding)	50,273	50,273
Preferred stock (10,000,000 shares authorized; $.001 par value; 2,500,000 shares issued and outstanding)	2,500	2,500
Paid in capital	673,503	673,503
Treasury stock	400	400
Retained earnings (deficit)	(112,758)	(104,344)
Total Stockholders’ Equity	613,918	622,332

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$768,326	$779,014

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

	Three months ended November 30, 2010 (Unaudited)	Three months ended November 30, 2009 (Unaudited)

GROSS REVENUES	$18,226	$15,288

OPERATING EXPENSES
General and administrative	21,497	15,784
Amortization of film costs	7,500	4,500
TOTAL OPERATING EXPENSES	28,997	20,284

NET OPERATING LOSS	(10,771)	(4,996)

OTHER INCOME (EXPENSE)
Interest income	94	157
Interest expense	(2,072)	0
Other income	0	18,000
TOTAL OTHER INCOME (EXPENSE)	(1,978)	18,157

NET INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(12,749)	13,161

PROVISION (BENEFIT) FOR INCOME TAXES	(4,335)	3,000

NET INCOME (LOSS)	$(8,414)	$10,161

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING FOR THE PERIOD	50,273,400	47,990,000

NET INCOME (LOSS) PER SHARE	$(0.00)	$0.00

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
AS OF NOVEMBER 30, 2010

	Common Stock		Preferred Stock		Additional Paid in	Treasury	Retained Earnings	Total
	Shares	Amount	Shares	Amount	Capital	Stock	(Deficit)

Balance, August 31, 2008	47,990,000	47,990	2,500,000	2,500	644,352	0	33,569	728,411

Net loss for the year ended August 31, 2009	-	-	-	-	-	-	(28,680)	(28,680)

Balance, August 31, 2009	47,990,000	47,990	2,500,000	2,500	644,352	0	4,889	699,731

Issuance of common stock as compensation	500,000	500	-	-	9,500	-	-	10,000

Issuance of common stock for services at $0.01 per share	2,183,400	2,183	-	-	19,651	-	-	21,834

Shares returned to treasury	(400,000)	(400)	-	-	-	400	-	0

Net loss for the year ended August 31, 2010	-	-	-	-	-	-	(109,233)	(109,233)

Balance, August 31, 2010	50,273,400	50,273	2,500,000	2,500	673,503	400	(104,344)	622,332

Net loss for the three months ended November 30, 2010	-	-	-	-	-	-	(8,414)	(8,414)

Balance, November 30, 2010	50,273,400	$50,273	2,500,000	$2,500	$673,503	$400	$(112,758)	$613,918

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

	Three months ended November 30, 2010 (Unaudited)	Three months ended November 30, 2009 (Unaudited)

Cash Flows from Operating Activities:
Net income (loss) for the period	$(8,414)	$10,161
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of film costs	7,500	4,500
Changes in Assets and Liabilities
(Increase) in accounts receivable	(18,200)	(25,187)
Decrease in prepaid consulting	4,021	0
(Increase) in deferred tax asset	(4,335)	0
(Decrease) in accounts payable	(4,346)	(14)
Increase in accrued taxes	0	3,000
Increase in accrued interest – related parties	2,072	0
Net Cash Used in Operating Activities	(21,702)	(7,540)

Cash Flows from Investing Activities:
Investment in new films	(17,957)	(21,102)
Net Cash Used in Investing Activities	(17,957)	(21,102)

Net Decrease in Cash and Cash Equivalents	(39,659)	(28,642)

Cash and Cash Equivalents – Beginning	133,537	122,018

Cash and Cash Equivalents – Ending	$93,878	$93,376

Supplemental Cash Flow Information:
Cash Paid for Interest	$0	$0
Cash Paid for Income Taxes	$0	$0

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010

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

Basis of Presentation
The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended August 31, 2010.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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
NOVEMBER 30, 2010

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

Basic and Diluted Income (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net income or (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2010 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  The Company issued 500,000 shares of common stock to an officer during the year ended August 31, 2010. There were no additional stock-based payments made during the three months ended November 30, 2010. The Company has not adopted a stock option plan or granted any stock options as of November 30, 2010.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the results of its operations, financial position or cash flow.

NOTE 2:  UNAMORTIZED FILM COSTS

Unamortized Film Costs include:

	November 30, 2010	August 31, 2010
Night of the Living Dead 3D	$59,221	$59,221
Nightmares in Red, White and Blue and American Grindhouse film assets	138,181	138,181
50% of Area 51: The Alien Interview film asset	200,000	200,000
Acquisition of remaining 50% of Alien film	33,400	33,400
Production contracts	26,000	26,000
Media insurance and legal opinion	38,000	38,000
SAG residuals	7,500	7,500
New film projects	182,404	164,447
Total Unamortized Film Costs	684,706	666,749
Less: amortization expense	(72,688)	(65,188)
Less: impairment charges	(195,411)	(195,411)
Unamortized Film Costs, net	$416,607	$406,150

The remaining unamortized film costs assigned to film asset purchases include costs for the completed films Night of the Living Dead 3D, Nightmares in Red, White and Blue and American Grindhouse, and a 50% interest in Vega 7 Entertainment’s documentary motion picture entitled “Area 51: The Alien Interview”.

The $397,402 for film asset purchases arose from common and preferred stock issued in exchange for these assets and cash paid by the principal Company shareholder to acquire Night of the Living Dead 3D and the two films in production. We acquired our original 50% interest in Area 51: The Alien Interview for 2,000,000 shares of our common stock valued at $.10 per share.  This $200,000 cost of acquisition is included in the $397,402 for film asset purchases.  During the year ended August 31, 2010, the Company forgave an outstanding receivable from Vega 7 Entertainment totaling $33,400 for the remaining 50% ownership in “Area 51: The Alien Interview”.  The $33,400 was capitalized in the unamortized film costs.  The Company estimates the remaining revenues on that film to be approximately $36,000 over the next three years.  Due to this, we have impaired the Area 51 film by $195,411 leaving the remaining net cost for “Area 51: The Alien Interview” at $36,000 as of August 31, 2010.  Amortization of $3,000 was recorded on this film during the three months ended November 30, 2010.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010

NOTE 2:  UNAMORTIZED FILM COSTS (continued)

Night of the Living Dead 3D has provided the majority of all Company revenues to date, and our total cost of this film was $59,221. We began amortization of the Night of the Living Dead 3D film costs in the period ended August 31, 2008, and recorded amortization totaling $18,000 and $23,688 during the periods ended August 31, 2009 and 2008, respectively. The remaining $17,533 was amortized during the year ended August 31, 2010. We began amortizing the costs of American Grindhouse, Nightmares in Red, White and Blue and Area 51: The Alien Interview during the year ended August 31, 2010. Amortization of $5,967 was recorded on these three films during the year ended August 31, 2010. An additional $4,500 was recorded on American Grindhouse and Nighmares in Red, White and Blue during the three months ended November 30, 2010.

The Company has also begun to develop two new documentary films "Gameplay: The Story of the Video Game Revolution" and "Kung Fu Confidential”.  As of August 31, 2009, the Company has capitalized $52,677 of costs associated with the contracts to write these films. During the year ended August 31, 2010, the Company capitalized an additional $111,770 of costs associated with these films.  During the three months ended November 30, 2010, the Company capitalized an additional $17,957 toward developing these new film projects. The total amount of unamortized film costs related to these new projects was $182,404 and $164,447 as of November 30, 2010 and August 31, 2010, respectively and no amortization has been recorded on these films as of November 30, 2010.

NOTE 3: PREPAID EXPENSES

Prepaid advertising
The Company acquired rights to radio media from RTV Media Corp. on June 1, 2008 in exchange for 2,000,000 shares of common stock, which we valued at $.10 per share.  The Company was assigned rights to receive certain radio media, approximately 1,000 sixty second ads or 2,000 thirty second ads, or some combination of both on a national radio network.  At August 31, 2008 we estimated that only $100,000 of the media rights would be used in the future, and due to this, the asset has been determined to be impaired and an expense of $100,000 has been recognized.  Management believes that this impairment adjustment is a one-time charge and will not be recurring in subsequent periods. The carrying value at November 30, 2010 of the prepaid advertising is $100,000.

Prepaid consulting
The Company entered into two consulting agreements during the year ended August 31, 2010.  In exchange for consulting services, 208,400 and 1,400,000 shares of common stock were issued at a total value of $16,084. The consulting services are being expensed over the term of the contracts which is one year in both cases.  The remaining balance of prepaid consulting was $7,521 as of November 30, 2010.

NOTE 4: NOTE PAYABLE – SHAREHOLDER

The Company’s principal shareholder, Lux Digital Pictures GmbH loaned the Company $15,050 on May 29, 2008. The loan is unsecured, bears 18% interest and is due on demand.  Interest expense of $675 and $0 was recorded on this loan during the three months ended November 30, 2010 and 2009, respectively.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010

NOTE 5: CONVERTIBLE NOTE PAYABLE – RELATED PARTY

The Company issued a convertible note for $70,000 to a related party on May 14, 2010.  The note bears 8% interest and is due nine months from the date of issuance. The note is convertible into share of common stock of the Company beginning 120 days after the issuance and up until the note comes due.  The note is convertible into shares of common stock at a rate of 61% of the market price on the date of conversion.  The investor will be limited to convert no more than 4.99% of the issued and outstanding common stock at time of conversion at any one time. Interest expense of $1,396 and $0 was recorded on this loan during the three months ended November 30, 2010 and 2009, respectively.

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

Also during the year ended August 31, 2010, the Company returned 400,000 shares of common stock to its treasury.  There were no additional shares issued during the three months ended November 30, 2010.

The Company had 50,273,400 shares of common stock issued as of November 30, 2010.

NOTE 7 – INCOME TAXES

The components of the provision for income tax expense (benefit) are as follows:

	November 30, 2010	November 30, 2009
Current:
Federal corporate income tax	$(2,640)	$0
State corporate income tax	(1,695)	0
Total	(4,335)	0
Deferred:
Federal corporate income tax	0	2,000
State corporate income tax	0	1,000
Total	0	0
Total Benefit for Income Taxes	$(4,335)	$3,000

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for this arrangement to continue.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through January 10, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our Registration Statement effective with the Securities and Exchange Commission on May 21, 2009 and all subsequent filings. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

Overview

We were incorporated on May 6, 2008. Under the Securities Act of 1933, our registration statement was deemed effective by the Securities and Exchange Commission and declared effective on May 21, 2009.

We were formed to develop businesses, assets and opportunities, some acquired and contributed from third parties and our founding shareholders, in the motion picture production and distribution industry and some related fields. Lux Digital Pictures, Inc. (“Lux” or the “Company”) operates its businesses under several names and divisions (“brands”) and the Company believes it will be able to compete in today’s entertainment industry marketplace by controlling production costs and by limiting its distribution expenses using, primarily, online marketing tools to promote its products and to further develop its digital strategies. The Company has not been able to raise any new capital, at this point, to grow and expand its businesses and it is actively seeking opportunities to capitalize, re-capitalize the Company or combine or sell the Company in a manner that will be beneficial to shareholders.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

 Results of Operations for the Quarter ending November 3, 2010

Assets

As of the three months ending November 30, 2010 the Company had Total Assets of $768,326, Total Current Liabilities of $154,408 and Total Stockholders’ Equity of $613,918 compared with Total Assets of $779,014, Total Current Liabilities of $156,682 and Total Stockholders’ Equity of $622,332 for the Company’s prior fiscal year ending August 31, 2010. The decrease in Company assets in the current three month period is, principally, attributable to increased general and administrative expenses during the period.

Revenue and Operating Expense and Net Income

For the three months ending November 30, 2010 the Company had a Net Loss of $8,414, Gross Revenues of $18,226, and Total Operating Expenses of $28,997 compared with a Net Income of $10,161, Gross Revenues of $15,288 and Total operating Expenses of $20,284 for the Company’s three month period ending November 30, 2009. The Net Income booked in the prior year’s comparable period was due to the Company realizing extraordinary income of $18,000 from a contract that it had written off in a prior period.

Liquidity and Capital Resources

As of the period ending November 30, 2010 the Company had $93,878 in cash, $82,700 in Accounts Receivable and $416,607 in net unamortized film costs. As of August 31, 2010 the Company had $133,537 in cash, $64,500 in Accounts Receivable and $406,150 in net unamortized film costs. The Company’s cash was, primarily, generated from its motion picture distribution and a Convertible Note for $70,000. The decrease in cash is due, primarily, to the Company expending more funds on production of its product and increased general expenses. The Company believes it has sufficient cash resources available to fund its primary operations for the next twelve (12) months. The Company cannot, however, begin to fund its digital online business concepts or grow the Company in any material way until it is able to raise additional monies. The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 accepted by the SEC on May 21, 2009. During the three months ending November 30, 2010 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

During the three months ending November 30, 2010 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Plan of Operation and Liquidity

As of November 30, 2010 the Company believes it has sufficient cash resources available to fund its primary operations for the next twelve (12) months.  In order to fund the further development of its Assets the Company intends to attempt to raise additional Equity through the sale of common shares of its stock, however, as of January 11, 2011 the Company has not entered into any negotiations to sell any shares. The Company has no current off balance sheet arrangements and no agreements with its shareholders, officer or director to provide funds for operations in the future.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended November 30, 2010, our Chief Executive Officer and Chief Financial Officer as of November 30, 2010, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of November 30, 2010, our internal control over financial reporting was effective.

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

LUX DIGITAL PICTURES, INC.

Date: January 12, 2011	By:	/s/ Ingo Jucht
Ingo Jucht
President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: January 12, 2011	By:	/s/ Ingo Jucht
Name: Ingo Jucht
Title: Director