Form 10-Q
period 2011-02-28
Lux Digital Pictures, Inc.
filed 2011-04-13
CIK 1442376

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

LUX DIGITAL PICTURES, INC.
(Exact name of registrant as specified in its charter)

Wyoming	22-2589503

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

For correspondence, please contact:

12021 Wilshire Blvd. #450
Los Angeles, CA. 90025
510-948-4000
______________________________
(Address of principal executive offices)
_________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of April 12, 2011 the Company’s stock has a bid price of $.001 and an ask price of $.0042 per share.

At April 12, 2011, there were 51,539,223 shares outstanding of the Company’s common stock and 2,500,000 of the Company’s preferred stock.

LUX DIGITAL PICTURES, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED February 28, 2011

Exhibit 31.1
Exhibit 32.1

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUX DIGITAL PICTURES, INC.
FINANCIAL STATEMENTS
FEBRUARY 28, 2011

LUX DIGITAL PICTURES, INC.
TABLE OF CONTENTS
FEBRUARY 28, 2011

LUX DIGITAL PICTURES, INC.
BALANCE SHEETS (UNAUDITED)
AS OF FEBRUARY 28, 2011 AND AUGUST 31, 2010

	February 28, 2011	August 31, 2010
ASSETS
Current Assets
Cash	$57,972	$133,537
Accounts receivable	110,437	64,500
Prepaid advertising	100,000	100,000
Prepaid consulting	3,500	11,542
Deferred tax asset	62,465	63,285
Total Current Assets	334,374	372,864

Other Assets
Unamortized film costs, net	441,077	406,150

TOTAL ASSETS	$775,451	$779,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current Liabilities
Accounts payable	$6,679	$11,621
Accrued taxes	9,700	9,700
Accrued interest	11,932	7,811
Estimated costs to complete films	42,500	42,500
Note payable – stockholder	15,050	15,050
Convertible note payable	60,000	70,000
Total Current Liabilities	145,861	156,682

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $.001 par value; 51,539,223 and 50,273,400 shares issued and outstanding, respectively)	51,539	50,273
Preferred stock (10,000,000 shares authorized; $.001 par value; 2,500,000 shares issued and outstanding)	2,500	2,500
Paid in capital	682,237	673,503
Treasury stock	400	400
Accumulated deficit	(107,086)	(104,344)
Total Stockholders’ Equity	629,590	622,332

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$775,451	$779,014

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2011 AND 2010

	Three months ended February 28, 2011	Six months ended February 28, 2011	Three months ended February 28, 2010	Six months ended February 28, 2010

GROSS REVENUES	$43,021	$61,247	$38,112	$53,399

OPERATING EXPENSES
General and administrative	18,166	39,660	14,642	30,425
Amortization of film costs	12,000	19,500	4,500	9,000
TOTAL OPERATING EXPENSES	30,166	59,160	19,142	39,425

NET OPERATING INCOME	12,855	2,087	18,970	13,974

OTHER INCOME (EXPENSE)
Interest income	18	112	146	303
Interest expense	(2,049)	(4,121)	0	0
Recovery of bad debt	0	0	0	18,000
Bad debt expense	0	0	(942)	(942)
TOTAL OTHER INCOME (EXPENSE)	(2,031)	(4,009)	(796)	17,361

NET INCOME BEFORE PROVISION FOR INCOME TAXES	10,824	(1,922)	18,174	31,335

PROVISION FOR INCOME TAX EXPENSE	5,155	820	4,000	7,000

NET INCOME (LOSS)	$5,669	$(2,742)	$14,174	$24,335

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING FOR THE PERIOD	50,554,694	50,413,270	47,990,000	47,990,000

NET INCOME (LOSS) PER SHARE	$0.00	$(0.00)	$0.00	$0.00

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
AS OF FEBRUARY 28, 2011

	Common Stock		Preferred Stock		Additional Paid	Treasury	Retained Earnings
	Shares	Amount	Shares	Amount	in Capital	Stock	(Deficit)	Total

Balance, August 31, 2008	47,990,000	$47,990	2,500,000	$2,500	$644,352	$0	$33,569	$728,411

Net loss for the year ended August 31, 2009	-	-	-	-	-	-	(28,680)	(28,680)

Balance, August 31, 2009	47,990,000	47,990	2,500,000	2,500	644,352	0	4,889	699,731

Issuance of common stock as compensation	500,000	500	-	-	9,500	-	-	10,000

Issuance of common stock for services at $0.01 per share	2,183,400	2,183	-	-	19,651	-	-	21,834

Shares returned to treasury	(400,000)	(400)	-	-	-	400	-	0

Net loss for the year ended August 31, 2010	-	-	-	-	-		(109,233)	(109,233)

Balance, August 31, 2010	50,273,400	50,273	2,500,000	2,500	673,503	400	(104,344)	622,332

Issuance of common stock in exchange for convertible debt	1,265,823	1,266	-	-	8,734	-	-	10,000

Net loss for the six months ended February 28, 2011	-	-	-	-	-	-	(2,742)	(2,742)

Balance, February 28, 2011	51,539,223	$51,539	2,500,000	$2,500	$682,237	$400	$(107,086)	$629,590

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2011 AND 2010

	Six months ended February 28, 2011	Six months ended February 28, 2010

Cash Flows from Operating Activities:
Net income (loss) for the period	$(2,742)	$24,335
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of film assets	19,500	9,000
Changes in Assets and Liabilities
(Increase) in accounts receivable	(45,937)	(44,482)
Decrease in prepaid consulting	8,042	0
Decrease in deferred tax asset	820	0
(Decrease) in accounts payable	(4,942)	(6,074)
Increase in accrued taxes	0	7,000
Increase in accrued interest	4,121
(Decrease) in estimated costs to complete films	0	(2,500)
(Decrease) in reserve for residuals and participants	0	(2,500)
Net Cash Used by Operating Activities	(21,138)	(15,221)

Cash Flows from Investing Activities:
Investment in new films	(54,427)	(33,829)
Net Cash Used in Investing Activities	(54,427)	(33,829)

Net Decrease in Cash and Cash Equivalents	(75,565)	(49,050)

Cash and Cash Equivalents – Beginning	133,537	122,018

Cash and Cash Equivalents – Ending	$57,972	$72,968

Supplemental Cash Flow Information:
Cash Paid for Interest	$0	$0
Cash Paid for Income Taxes	$0	$0
Supplemental Non-Cash Investing and Financing Transactions
Conversion of debt to common stock	$10,000	$0

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011

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

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid consulting, prepaid advertising, deferred tax assets, accounts payable, accrued taxes, accrued interest, note payable and convertible note payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011

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

Basic and Diluted Income (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net income or (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 28, 2011 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the results of its operations, financial position or cash flow.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011

NOTE 2:  UNAMORTIZED FILM COSTS

Unamortized Film Costs include:

	February 28, 2011	August 31, 2010
Night of the Living Dead 3D	$59,221	$59,221
Nightmares in Red, White and Blue and American Grindhouse film assets	138,181	138,181
50% of Area 51: The Alien Interview film asset	200,000	200,000
Subtotal – initial film asset purchases	397,402	397,402
Acquisition of remaining 50% of Alien film	33,400	33,400
Production contracts	26,000	26,000
Media insurance and legal opinion	38,000	38,000
SAG residuals	7,500	7,500
New film projects	218,874	164,447
Total Unamortized Film Costs	721,176	666,749
Less: amortization expense	(84,688)	(65,188)
Less: impairment charges	(195,411)	(195,411)
Unamortized Film Costs, net	$441,077	$406,150

Unamortized film costs assigned to film asset purchases include costs for the completed films Night of the Living Dead 3D, Nightmares in Red, White and Blue and American Grindhouse, and a 50% interest in Vega 7 Entertainment’s documentary motion picture entitled “Area 51: The Alien Interview”.

The $397,402 for film asset purchases arose from common and preferred stock issued in exchange for these assets and cash paid by the principal Company shareholder to acquire Night of the Living Dead 3D and the two films in production. We acquired our original 50% interest in Area 51: The Alien Interview for 2,000,000 shares of our common stock valued at $.10 per share.  This $200,000 cost of acquisition is included in the $397,402 for film asset purchases.  During the year ended August 31, 2010, the Company forgave an outstanding receivable from Vega 7 Entertainment totaling $33,400 for the remaining 50% ownership in “Area 51: The Alien Interview”.  The $33,400 was capitalized in the unamortized film costs.  The Company estimates the remaining revenues on that film to be approximately $36,000 over the next three years.  Due to this, we have impaired the Area 51 film by $195,411 leaving the remaining net cost for “Area 51: The Alien Interview” at $36,000 as of August 31, 2010. The Company recognized $6,000 of amortization on this film during the six months ended February 28, 2011.

Night of the Living Dead 3D has provided the majority of all Company revenues to date, and our total cost of this film was $59,221. We began amortization of the Night of the Living Dead 3D film costs in the period ended August 31, 2008, and recorded amortization totaling $18,000 and $23,688 during the periods ended August 31, 2009 and 2008, respectively. The remaining $17,533 was amortized during the year ended August 31, 2010. We began amortizing the costs of American Grindhouse, Nightmares in Red, White and Blue and Area 51: The Alien Interview during the year ended August 31, 2010. Amortization of $5,967 was recorded on these three films during the year ended August 31, 2010. An additional $13,000 of amortization was recorded for these films during the six months ended February 28, 2011.

The Company has four (4) new documentary feature films “Films of Fury: The Kung Fu Movie Movie”, “Gameplay”, “Money For Nothing” and “Fanime” and a prequel to “Night of the Living Dead 3D” in various stages of production.  During the year ended August 31, 2010, the Company capitalized $111,770 of costs associated with these films.  An additional $54,427 of costs associated with these films were capitalized during the six months ended February 28, 2011. The total amount of unamortized film costs related to these new projects was $218,874 as of February 28, 2011 and no amortization has been recorded on these films as of that date.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011

NOTE 3: PREPAID EXPENSES

Prepaid advertising
The Company acquired rights to radio media from RTV Media Corp. on June 1, 2008 in exchange for 2,000,000 shares of common stock, which we valued at $.10 per share.  The Company was assigned rights to receive certain radio media, approximately 1,000 sixty second ads or 2,000 thirty second ads, or some combination of both on a national radio network.  At August 31, 2008 we estimated that only $100,000 of the media rights would be used in the future, and due to this, the asset has been determined to be impaired and an expense of $100,000 has been recognized.  Management believes that this impairment adjustment is a one-time charge and will not be recurring in subsequent periods. The carrying value of the prepaid advertising is $100,000 at February 28, 2011.

Prepaid consulting
The Company entered into two consulting agreements during the year ended August 31, 2010.  In exchange for consulting services, 208,400 and 1,400,000 shares of common stock were issued at a total value of $16,084. The consulting services are being expensed over the term of the contracts which is one year in both cases.  The remaining balance of prepaid consulting was $3,500 as of February 28, 2011.

NOTE 4: NOTE PAYABLE – SHAREHOLDER

The Company’s principal shareholder, Lux Digital Pictures GmbH loaned the Company $15,050 on May 29, 2008. The loan is unsecured, bears 18% interest and is due on demand.  Interest expense of $1,336 was recorded on this loan during the six months ended February 28, 2011.

NOTE 5: CONVERTIBLE NOTE PAYABLE

The Company issued a convertible note for $70,000 to an unrelated party on May 14, 2010.  The note bears 8% interest and matured on February 14, 2011. Payment has not been demanded and we have verbally agreed to extend the conversion period. The note is convertible into shares of common stock of the Company beginning 120 days after the issuance and up until the note comes due (or later if extended).  The note is convertible into shares of common stock at a rate of 61% of the market price on the date of conversion.  The investor will be limited to convert no more than 4.99% of the issued and outstanding common stock at time of conversion at any one time. Interest expense of $1,688 was recorded on this loan during the year ended August 31, 2010.

On February 9, 2011, the Company converted $10,000 of the loan to 1,265,823 share of common stock.

Interest expense of $2,785 was recorded on this loan for the six months ended February 28, 2011.  The balance due on the convertible note payable was $60,000 as of February 28, 2011.

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

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011

NOTE 6: STOCKHOLDERS’ EQUITY (CONTINUED)

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

On February 9, 2011, the Company issued 1,265,823 shares of common stock in exchange for $10,000 of the convertible note payable.

The Company had 51,539,223 shares of common stock issued as of February 28, 2011.

NOTE 7 – INCOME TAXES

The components of the provision for income tax expense (benefit) are as follows:

	February 28, 2011	August 31, 2010
Current:
Federal corporate income tax	$500	$(33,500)
State corporate income tax	320	(21,500)
Total	820	(55,000)
Deferred:
Federal corporate income tax	0	0
State corporate income tax	0	0
Total	0	0

Total Provision (Benefit) for Income Taxes	$820	$(55,000)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for this arrangement to continue.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through April 12, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

Results of Operations for the Quarter ending February 28, 2011

Assets

As of the three months ending February 28, 2011 the Company had Total Assets of $775,451, Total Current Liabilities of $145,861 and Total Stockholders’ Equity of $629,590 compared with Total Assets of $779,014, Total Current Liabilities of $156,682 and Total Stockholders’ Equity of $622,332 for the Company’s prior fiscal year ending August 31, 2010. The increase in Company assets in the current three month period is, principally, attributable to increased capitalized production expenses.

Revenue and Operating Expense and Net Income

For the three months ending February 28, 2011 the Company had Net Income of $5,669, Gross Revenues of $43,021, and Total Operating Expenses of $30,166 compared with a Net Income of $14,174, Gross Revenues of $38,112 and Total operating Expenses of $18,970 for the Company’s three month period ending February 28, 2010. The decrease in Net Income from the prior year’s Quarter is, primarily, attributable to increased general and administrative expenses in the current period.

Liquidity and Capital Resources

As of the period ending February 28, 2011 the Company had $57,972 in cash, $110,437 in Accounts Receivable and $441,077 in net unamortized film costs. As of August 31, 2010 the Company had $133,537 in cash, $64,500 in Accounts Receivable and $406,150 in net unamortized film costs. The Company’s cash was, primarily, generated from its motion picture distribution and licensing. The decrease in cash is due, primarily, to the Company expending more funds on production of its product and increased general expenses. The Company believes it has sufficient cash resources available to fund its primary operations for the next twelve (12) months. The Company cannot, however, begin to fund its digital online business concepts or grow the Company in any material way until it is able to raise additional monies and provide for any prospective extraordinary charges. The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our 10-K for the year ended August 31, 2010.  During the three months ending February 28, 2011 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

During the three months ending February 28, 2011 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Plan of Operation and Liquidity

As of February 28, 2011 the Company believes it has sufficient cash resources available to fund its primary operations for the next twelve (12) months absent any extraordinary events.  In order to fund the further development of its Assets the Company intends to attempt to raise additional Equity through the sale of common shares of its stock; however, as of April 12, 2011 the Company has not entered into any negotiations to sell any shares. The Company has no current off balance sheet arrangements and no agreements with its shareholders, officer or director to provide funds for operations in the future.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended February 28, 2011, our Chief Executive Officer and Chief Financial Officer as of February 28, 2011, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of February 28, 2011, our internal control over financial reporting was effective.

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

LUX DIGITAL PICTURES, INC.

Date: April 12, 2011	By:	/s/ Ingo Jucht
Name: Ingo Jucht
Title: President, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: April 12, 2011	By:	/s/ Ingo Jucht
Name: Ingo Jucht
Title: Director