Form 10-Q
period 2011-05-31
Lux Digital Pictures, Inc.
filed 2011-07-11
CIK 1442376

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011

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

As of July 8, 2011 the Company’s stock has a bid price of $.0016 and an ask price of $.0028 per share.

At July 8, 2011, there were 51,539,223 shares outstanding of the Company’s common stock and 2,500,000 of the Company’s preferred stock.

LUX DIGITAL PICTURES, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED May 31, 2011

		Page
		Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	Balance Sheets as of May 31, 2011 and August 31, 2010 (Unaudited)	F-1

	Statements of Operations for the three and nine months ended May 31, 2011 and 2010 (Unaudited)	F-2

	Statement of Stockholders’ Equity as of May 31, 2011 (Unaudited)	F-3

	Statements of Cash Flows for the nine months ended May 31, 2011 and 2010 (Unaudited)	F-4

	Notes to Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Controls and Procedures	4

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3.	Defaults upon senior securities	6

Item 4.	Submissions of matters to a vote of securities holders	6

Item 5.	Other Information	6

Item 6.	Exhibits	6

Exhibit 31.1
Exhibit 32.1

LUX DIGITAL PICTURES, INC.

FINANCIAL STATEMENTS

MAY 31, 2011

LUX DIGITAL PICTURES, INC.

TABLE OF CONTENTS

MAY 31, 2011

LUX DIGITAL PICTURES, INC.
BALANCE SHEETS (UNAUDITED)
AS OF MAY 31, 2011 AND AUGUST 31, 2010

	May 31, 2011	August 31, 2010
ASSETS
Current Assets
Cash	$55,086	$133,537
Accounts receivable	77,342	64,500
Prepaid advertising	0	100,000
Prepaid consulting	0	11,542
Deferred tax asset	0	63,285
Total Current Assets	132,428	372,864

Other Assets
Unamortized film costs, net	449,853	406,150

TOTAL ASSETS	$582,281	$779,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current Liabilities
Accounts payable	$5,842	$11,621
Accrued taxes	0	9,700
Accrued interest	13,825	7,811
Estimated costs to complete films	55,000	42,500
Note payable – stockholder	28,550	15,050
Convertible note payable	60,000	70,000
Total Current Liabilities	163,217	156,682

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $.001 par value; 51,539,223 and 50,273,400 shares issued and outstanding, respectively)	51,539	50,273
Preferred stock (10,000,000 shares authorized; $.001 par value; 2,500,000 shares issued and outstanding)	2,500	2,500
Paid in capital	682,237	673,503
Treasury stock	400	400
Accumulated deficit	(317,612)	(104,344)
Total Stockholders’ Equity	419,064	622,332

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$582,281	$779,014

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

	Three months ended May 31, 2011	Nine months ended May 31, 2011	Three months ended May 31, 2010	Nine months ended May 31, 2010

GROSS REVENUES	$44,340	$105,587	$42,087	$95,486

OPERATING EXPENSES
Bank fees	128	386	6	76
Consulting fees	3,500	12,472	0	500
Filing fees	1,588	2,089	779	3,751
General administrative expenses	4,065	13,252	9,195	30,680
Insurance	4,350	9,672	4,005	5,076
Licenses	200	200	0	0
Marketing	0	150	0	0
Office expenses	376	4,289	0	0
Professional fees/Compensation	2,300	8,185	14,183	16,767
Travel	1,638	5,814	4,329	4,395
Utilities	802	2,309	1,397	3,074
Amortization of film costs	81,065	100,565	14,500	23,500
TOTAL OPERATING EXPENSES	100,012	159,383	48,394	87,819

NET OPERATING INCOME (LOSS)	(55,672)	(53,796)	(6,307)	7,667

OTHER INCOME (EXPENSE)
Impairment of prepaid advertising	(100,000)	(100,000)	0	0
Interest income	11	127	110	413
Interest expense	(1,893)	(6,014)	(169)	(169)
Recovery of bad debt	0	0	0	18,000
Bad debt expense	0	0	0	(942)
TOTAL OTHER INCOME (EXPENSE)	(101,882)	(105,887)	(59)	17,302

NET INCOME BEFORE PROVISION FOR INCOME TAXES	(157,554)	(159,683)	(6,366)	24,969

PROVISION FOR INCOME TAX EXPENSE	52,765	53,585	0	7,000

NET INCOME (LOSS)	$(210,319)	$(213,268)	(6,366)	17,969

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING FOR THE PERIOD	51,539,223	50,789,967	48,099,890	48,316,087

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$0.00

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
AS OF MAY 31, 2011

	Common Stock		Preferred Stock		Additional Paid	Treasury	Retained Earnings
	Shares	Amount	Shares	Amount	in Capital	Stock	(Deficit)	Total

Balance, August 31, 2008	47,990,000	$47,990	2,500,000	$2,500	$644,352	$0	$33,569	$728,411

Net loss for the year ended August 31, 2009	-	-	-	-	-	-	(28,680)	(28,680)

Balance, August 31, 2009	47,990,000	47,990	2,500,000	2,500	644,352	0	4,889	699,731

Issuance of common stock as compensation	500,000	500	-	-	9,500	-	-	10,000

Issuance of common stock for services at $0.01 per share	2,183,400	2,183	-	-	19,651	-	-	21,834

Shares returned to treasury	(400,000)	(400)	-	-	-	400	-	0

Net loss for the year ended August 31, 2010	-	-	-	-	-		(109,233)	(109,233)

Balance, August 31, 2010	50,273,400	50,273	2,500,000	2,500	673,503	400	(104,344)	622,332

Issuance of common stock in exchange for convertible debt	1,265,823	1,266	-	-	8,734	-	-	10,000

Net loss for the nine months ended May 31, 2011	-	-	-	-	-	-	(213,268)	(213,268)

Balance, May 31, 2011	51,539,223	$51,539	2,500,000	$2,500	$682,237	$400	$(317,612)	$419,064

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MAY 31, 2011 AND 2010

	Nine months ended May 31, 2011	Nine months ended May 31, 2010

Cash Flows from Operating Activities:
Net income (loss) for the period	$(213,268)	$17,969
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of film assets	100,565	23,500
Stock issued as compensation	0	10,000
Impairment of prepaid advertising	100,000	0
Valuation allowance – net income tax asset	53,585	0
Changes in Assets and Liabilities
(Increase) in accounts receivable	(12,842)	(26,187)
Decrease in prepaid consulting	11,542	0
Increase in accrued taxes	0	7,000
(Decrease) in accounts payable	(5,779)	(2,565)
Increase in accrued interest	6,014	169
(Decrease) in reserve for residuals and participants	0	(2,500)
Increase in estimated costs to complete films	12,500	12,500
Net Cash Used by Operating Activities	52,317	39,886

Cash Flows from Investing Activities:
Investment in new films	(144,268)	(79,010)
Net Cash Used in Investing Activities	(144,268)	(79,010)

Cash Flows from Financing Activities:
Loan Proceeds	13,500	70,000
Net Cash Provided by Financing Activities	13,500	70,000

Net Increase (Decrease) in Cash and Cash Equivalents	(78,451)	30,876

Cash and Cash Equivalents – Beginning	133,537	122,018

Cash and Cash Equivalents – Ending	$55,086	$152,894

Supplemental Cash Flow Information:
Cash Paid for Interest	$0	$0
Cash Paid for Income Taxes	$0	$0
Supplemental Non-Cash Investing and Financing Transactions
Conversion of debt to common stock	$10,000	$0

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011

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

Advertising
The Company reports the costs of future economic benefits that it expects will result from some or all advertising as assets when the costs are incurred and amortizes the costs to expense in the current and subsequent periods, as the advertising takes place.  If it determined that advertising that has been paid for will not be used, then expense is recorded at the time of that determination.  See Note 3.

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
MAY 31, 2011

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

Basic and Diluted Income (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net income or (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2011 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the results of its operations, financial position or cash flow.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011

NOTE 2:  UNAMORTIZED FILM COSTS

Unamortized Film Costs include:

	May 31, 2011	August 31, 2010
Night of the Living Dead 3D	$59,221	$59,221
Nightmares in Red, White and Blue and American Grindhouse film assets	138,181	138,181
50% of Area 51: The Alien Interview film asset	200,000	200,000
Subtotal – initial film asset purchases	397,402	397,402
Acquisition of remaining 50% of Alien film	33,400	33,400
Production contracts	26,000	26,000
Media insurance and legal opinion	38,000	38,000
SAG residuals	7,500	7,500
Films of Fury	116,291	82,223
Gameplay	45,304	41,112
Money for Nothing	50,321	41,112
Night of the Living Dead 3D Prequel	96,766	0
The Alien Interview	33	0
Total Unamortized Film Costs	811,017	666,749
Less: amortization expense	(165,753)	(65,188)
Less: impairment charges	(195,411)	(195,411)
Unamortized Film Costs, net	$449,853	$406,150

Unamortized film costs assigned to film asset purchases include costs for the completed films Night of the Living Dead 3D, Nightmares in Red, White and Blue and American Grindhouse, and a 50% interest in Vega 7 Entertainment’s documentary motion picture entitled “Area 51: The Alien Interview”.

The $397,402 for film asset purchases arose from common and preferred stock issued in exchange for these assets and cash paid by the principal Company shareholder to acquire Night of the Living Dead 3D and the two films in production. We acquired our original 50% interest in Area 51: The Alien Interview for 2,000,000 shares of our common stock valued at $.10 per share.  This $200,000 cost of acquisition is included in the $397,402 for film asset purchases.  During the year ended August 31, 2010, the Company forgave an outstanding receivable from Vega 7 Entertainment totaling $33,400 for the remaining 50% ownership in “Area 51: The Alien Interview”.  The $33,400 was capitalized in the unamortized film costs.  The Company estimates the remaining revenues on that film to be approximately $36,000 over the next three years.  Due to this, we have impaired the Area 51 film by $195,411 leaving the remaining net cost for “Area 51: The Alien Interview” at $36,000 as of August 31, 2010. The Company recognized $9,000 of amortization on this film during the nine months ended May 31, 2011.

Night of the Living Dead 3D provided the majority of all Company revenues initially and now “Nightmares in Red, White and Blue’ and “American Grindhouse” are also beginning to provide revenues., To date our total cost of this “Night of the Living Dead 3D” was $59,221. We began amortization of the Night of the Living Dead 3D film costs in the period ended August 31, 2008, and recorded amortization totaling $18,000 and $23,688 during the periods ended August 31, 2009 and 2008, respectively. The remaining $17,533 was amortized during the year ended August 31, 2010. We began amortizing the costs of American Grindhouse, Nightmares in Red, White and Blue and Area 51: The Alien Interview during the year ended August 31, 2010. Amortization of $5,967 was recorded on these three films during the year ended August 31, 2010. An additional $22,500 of amortization was recorded for these films during the nine months ended May 31, 2011.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011

NOTE 2:  UNAMORTIZED FILM COSTS (CONTINUED)

The Company is also in production on three new documentary films "Gameplay: The Story of the Video Game Revolution", "Films of Fury (Formerly: Kung Fu Confidential)”, and “Money for Nothing”. “Films of Fury’ was completed at the end of March 2011.  In addition, the Company has also begun production of “Night of the Living Dead 3D – Re-Animation” a prequel to “Night of the Living Dead 3D”.   During the year ended August 31, 2010, the Company capitalized $164,447 of costs associated with these films.  An additional $144,268 of costs associated with these films was capitalized during the nine months ended May 31, 2011. The Company has more rapidly amortized “Films of Fury’ since it is now completed and “Night of the Living Dead 3D:Re-Animation” since it is a contractual production and its revenues will be, principally, received in the first two years of release. The total amount of unamortized film costs related to these new projects was $239,650 as of May 31, 2011.

NOTE 3: PREPAID EXPENSES

Prepaid advertising
The Company acquired rights to radio media from RTV Media Corp. on June 1, 2008 in exchange for 2,000,000 shares of common stock, which we valued at $.10 per share.  The Company was assigned rights to receive certain radio media, approximately 1,000 sixty second ads or 2,000 thirty second ads, or some combination of both on a national radio network.  At August 31, 2008 we estimated that only $100,000 of the media rights would be used in the future, and due to this, the asset has been determined to be impaired and an expense of $100,000 has been recognized.  At May 31, 2011, management determined that, due to the difficulty it was having in finding appropriate ways to use the prepaid advertising, the value of the prepaid had been impaired to $0 and it wrote off the remaining $100,000 balance. The carrying value of the prepaid advertising is $0 at May 31, 2011.

Prepaid consulting
The Company entered into two consulting agreements during the year ended August 31, 2010.  In exchange for consulting services, 208,400 and 1,400,000 shares of common stock were issued at a total value of $16,084. The consulting services are being expensed over the term of the contracts which is one year in both cases.  The remaining balance of prepaid consulting was $0 as of May 31, 2011.

NOTE 4: NOTE PAYABLE – SHAREHOLDER

The Company’s principal shareholder, Lux Digital Pictures GmbH loaned the Company $15,050 on May 29, 2008. The loan is unsecured, bears 18% interest and is due on demand.  Interest expense of $2,026 was recorded on this loan during the nine months ended May 31, 2011.

The Company’s CEO and principal shareholder, Ingo Jucht, loaned the Company $13,500 on March 30, 2011. The loan is unsecured, bears no interest if the balance is paid in full by December 31, 2011.  If unpaid at that date the Company agrees to pay 10% interest and the loan becomes is due on demand.  Interest expense of $0 was recorded on this loan during the nine months ended May 31, 2011.

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

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011

NOTE 5: CONVERTIBLE NOTE PAYABLE (CONTINUED)

On February 9, 2011, the Company converted $10,000 of the loan to 1,265,823 share of common stock.

Interest expense of $3,988 was recorded on this loan for the nine months ended May 31, 2011.  The balance due on the convertible note payable was $60,000 as of May 31, 2011.

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

The Company had 51,539,223 shares of common stock issued as of May 31, 2011.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for this arrangement to continue.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011

NOTE 8 – INCOME TAXES

As of May 31, 2011, the Company had net operating loss carry forwards of approximately $317,000 that may be available to reduce future years’ taxable income in various amounts through 2031. In May 2011, management determined that future tax benefits which may arise as a result of these losses should not be recognized in these financial statements, as their realization was determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the provision for income tax expense (benefit) are as follows:

	May 31, 2011	May 31, 2010
Current:
Federal corporate income tax	$0	$0
State corporate income tax	0	0
Total	0	0
Deferred:
Federal corporate income tax	(54,300)	4,500
State corporate income tax	0	2,500
Less: valuation allowance	107,885	0
Total	53,585	7,000

Total Provision for Income Tax Expense (Benefit)	$53,585	$7,000

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $317,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to May 31, 2011 to July 7, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

We were formed to develop businesses, assets and opportunities, some acquired and contributed from third parties and our founding shareholders, in the motion picture production and distribution industry and some related fields. Lux Digital Pictures, Inc. (“Lux” or the “Company”) operates its businesses under several names and divisions (“brands”) and the Company believes it will be able to compete in today’s entertainment industry marketplace by controlling production costs and by limiting its distribution expenses using, primarily, online marketing tools to promote its products and to further develop its digital strategies. The Company has not been able to raise any new capital, at this point, to grow and expand its businesses and has been actively seeking opportunities to capitalize, re-capitalize the Company or combine or sell the Company in a manner that will be beneficial to shareholders. As of July 8, 2011 the Company is in active negations with a party to do a reverse merger which will result in a change of control of the Company with a new, different and considerably larger business being vended into the Company, which shall result in substantial dilution to shareholders.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

 Results of Operations for the Quarter ending May 31, 2011

Assets

As of the three months ending May 31, 2011 the Company had Total Assets of $582,281, Total Current Liabilities of $163,217 and Total Stockholders’ Equity of $419,064 compared with Total Assets of $779,014, Total Current Liabilities of $156,682 and Total Stockholders’ Equity of $622,332 for the Company’s prior fiscal year ending August 31, 2010. The decrease in Company assets in the current three month period is, principally, attributable to the Company’s write off of an impaired asset and increased amortization of capitalized production expenses.

Revenue and Operating Expense and Net Income

For the three months ending May 31, 2011 the Company had a Net Loss of $210,319, Gross Revenues of $44,340, and Total Operating Expenses of $100,012 compared with a Net Loss of $6,366, Gross Revenues of $42,087 and Total operating Expenses of $48,394 for the Company’s three month period ending May 31, 2010. The increase in Net Loss from the prior year’s Quarter is, primarily, attributable to the write off of an impaired asset and increased amortization of capitalized production expenses.

Liquidity and Capital Resources

As of the period ending May 31, 2011 the Company had $55,086 in cash, $77,342 in Accounts Receivable and $449,853 in net unamortized film costs. As of August 31, 2010 the Company had $133,537 in cash, $64,500 in Accounts Receivable and $406,150 in net unamortized film costs. The Company’s cash was, primarily, generated from its motion picture distribution and licensing. The decrease in cash is due, primarily, to the Company expending more funds on production of its product and increased general expenses. The Company believes it has sufficient cash resources available to fund its primary operations for the next twelve (12) months. The Company cannot, however, begin to fund its digital online business concepts or grow the Company in any material way until it is able to raise additional monies and provide for any prospective extraordinary charges. The Company is currently in negotiation to do a reverse merger with a larger Company with far greater liquidity then Lux. The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 accepted by the SEC on May 21, 2009. During the three months ending May 21, 2011 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

During the three months ending May 31, 2011 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Plan of Operation and Liquidity

As of May 31, 2011 the Company believes it has sufficient cash resources available to fund its primary operations for the next twelve (12) months absent any extraordinary events.  The Company is engaged in negotiations to do a reverse merger with a larger Company operating in a different field. If successfully completed the transaction would create greater liquidity for the new Company. The Company has no current off balance sheet arrangements and no agreements with its shareholders, officer or director to provide funds for operations in the future.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended May 31, 2011, our Chief Executive Officer and Chief Financial Officer as of May 31, 2011, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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

LUX DIGITAL PICTURES, INC.

Date: July 8, 2011	By:	/s/ Ingo Jucht
Name: Ingo Jucht
Title: President, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: July 8, 2011	By:	/s/ Ingo Jucht
Director
Name: Ingo Jucht
Title: Director