Form 10-K
period 2011-08-31
Lux Digital Pictures, Inc.
filed 2011-11-29
CIK 1442376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 28, 2011 the Company’s common stock had a bid price of $.0065 per share and a ask price of $.0080 per share.

At November 27, 2011, there were 69,191,023 shares of Registrant's ordinary shares outstanding.

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

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

The Company

Any references to “we”,”our”, “us”, “Lux” and the “Company” refer to Lux Digital Pictures, Inc. The Company has only a three and one half (3.5) year operating history. The Company’s primary, current, business is the production and distribution of motion pictures. As of the end of our fiscal year ending August 31, 2011 the Company had Total Assets of $585,852 and Total Stockholders’ Equity of $458,212. Revenues for the fiscal year were $305,140 and the Company had a Net loss of $205,620. Please see the “Selected Financial Data” for more complete details.

Corporate Background

Lux Digital Pictures, Inc was incorporated in the State of Wyoming on May 6, 2008. We were formed to develop businesses, assets and opportunities in the motion picture production and distribution industry and allied industries, which the Company believed would have significant growth potential as new Digital delivery and distribution platforms evolve. Lux markets and intends to market its motion picture product and distribution businesses under several names (”brands”) including Lux Digital Pictures, Midnight Movies, New Broadway Cinema and Short Screams. Lux expects to compete in today’s entertainment industry market place by controlling costs of production and distribution by outsourcing most functions to third parties and using, primarily, online marketing tools to promote its products and further its digital strategies. Lux also believes it has developed unique production strategies for the production of a unique brand of commercial documentary feature films. Lux’s future growth is contingent upon raising sufficient new capital to expand its brands, developing its digital strategies and on identifying and acquiring allied businesses.

Business Overview

Our objective is to establish the Company as a leading producer and distributor of quality motion picture product that can be successfully marketed and distributed via emerging digital distribution platforms, such as Video On Demand (“VOD.”), and on conventional cable channels and on the Internet as well as in traditional world wide markets such as broadcast television and home video.

Lux releases its product through third parties to minimize expense. The Company has five (5) motion pictures “Night of the Living Dead 3D”, “Nightmares in Red, White and Blue”, “American Grindhouse”, “Area 51:The Alien Interview”, “Films of Fury” and “Night of the Living Dead 3D: Reanimation”, currently, in distribution in various media in world wide markets, via both international sales agents and domestic sub-licensees. “Night of the Living Dead 3D”, (www.nightofthelivingdead3d.com ) the Company’s initial release, continues to be distributed in the US and Canada via Lions Gate Films, Inc and Screen Media Ventures, LLC is distributing it in markets outside of the US and Canada. Although the film was, originally, released in 2007 it continues to produce regular income for the Company. The Company produced a ‘prequel’ in fiscal 2011 entitled “Night of the Living Dead 3D: Reanimation” written, produced and directed by Jeff Broadstreet starring Andrew Divoff and Jeffrey Combs, which will be released in all worldwide markets by Screen Media Ventures, LLC in late 2011 and through 2012. “Nightmares in Red, White and Blue” (www.nightmaresinredwhiteandblue.com ) written and produced by Joseph Maddrey, from his book, and directed by Andrew Monument is a feature-length documentary film on the evolution of the American horror film and has been in active distribution since mid 2010.. This motion picture is represented by Screen Media Ventures, LLC, in markets outside of the US and Canada and Lions Gate Films UK will be releasing it in the UK in January 2012. The film is distributed in the US and Canadian theatrical, television and home entertainment markets via Kino Lorber, Inc and to the domestic VOD. market through Warner Bros Digital and Gravitas Ventures, LLC. “American Grindhouse” (www.americangrindhouse.com ), written, directed and co-produced by Elijah Drenner is a feature-length documentary on the history of the American exploitation film industry. The film’s international rights are distributed by Content Media Corp, which is actively marketing the film outside the US and Canada. Since mid 2010 the film has been distributed in the US and Canadian theatrical, television and home entertainment markets by Kino Lorber, Inc and to the domestic VOD. market through Warner Bros Digital and Gravitas Ventures, LLC. In its latest fiscal year the Company completed production of “Films of Fury: The Kung Fu Movie Movie” (www.filmsoffury.com ) a feature documentary on the history of Kung Fu Cinema that was written by Ric Meyers, based on his book by the same title, and directed by Andrew Corvey and Andrew Robinson, which also has 10 minutes of original animation created by Upon Studios. “Films of Fury” is being distributed in all markets outside of the US and Canada by Content Media Corporation and all US and Canadian rights were acquired by and will be distributed by Phase 4 Films Inc. The Company also has two (2) films in the latter stages of production; “Gameplay: The Story of the Videogame Revolution” is a comprehensive feature-length documentary on the history of the video game industry, written and produced by Bill Logudice and Matt Barton, directed by Richard Goldgewicht which the Company expects to be completed in early 2012, Also in production is “Money For Nothing” a feature documentary on the history of the music video written by Saul Austerlitz, based on his book, which is being directed by Jamin Bricker and is expected to be completed  and ready for release in early 2012.

Lux believes that the particular brand of documentary films it is producing capitalizes on extensive available content, can be produced economically, has established niche audiences and will have viable world wide commercial appeal that can, possibly, make Lux a market leader in this type of production.

The Company also intends to develop its brand Midnight Movies as a US specialty theatrical distributor that will provide limited, multi-market releases for some of its own product and film product that may be acquired from third parties such as the aforementioned “3-D” motion pictures “Night of the Living Dead 3D” and its prequel “Night of the Living Dead 3D:Reanimation” (www.nightofthelivingdead3d.com ).

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

In its latest fiscal year the Company has negotiations with several Companies regarding acquisitions and reverse mergers. In June the Company entered into negotiations with a Company in the digital online advertising business and signed a non-binding Letter of Intent to acquire the business via a reverse merger. After extensive due diligence the Company was unable to confirm the Financial Statements presented by the business and the Company had to terminate negotiations. The prospective acquisition also failed to pay the legal expenses accrued in connection with the proposed transaction defaulting on their written agreement to absorb all of these costs leaving the Company with a substantial liability. The Company intends to file an action against the business to recover its legal expenses and other damages.

As of mid November 2011 the Company has had extensive negotiations and is actively conducting due diligence on a new, prospective reverse merger with a company that is in a related entertainment field and which holds several, important assets. As of mid November the talks and negotiations were continuing but no formal agreement has been reached and there is no assurance that agreement will be reached.

The Company has not been successful raising any new capital except for a small Convertible Note and has limited liquidity in its publicly traded shares and although we continue to explore various merger opportunities we have not yet formalized a transaction. Without far greater liquidity or new outside investment it will be very difficult to grow the Company in any meaningful way in the near term as the Company will be solely reliant on generating income from its motion picture properties and assets. The Company is also, currently, exploring and considering several potential options to re-capitalize the Company, to the long term benefit of shareholders, including possible mergers, as described herein, and/or share distributions, which may substantially dilute share holders and which may result in the Company installing new management and, potentially, operating new businesses.

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

Employees

We are a new, developing company and we currently have only one part-time employee who does not receive a salary, Ingo Jucht, who is Director and Chief Executive Officer of the Company. We look to Mr. Jucht for his entrepreneurial skills and talents. For information on Mr. Jucht’s experience please see “Directors, Executive Officers, Promoters and Control Persons”.

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

We estimate that we will have sufficient capital to operate for the next twelve (12) months and sufficient capital to complete the unfinished motion pictures we have in production. We cannot assure you, however, that we will be able to sustain the business for the long term nor that we may not need to obtain additional capital in the future. We can also not assure you that we will be able to obtain any required financing on a timely basis, or if obtainable, that the terms will not materially dilute the equity of our current stockholders. If we are unable to obtain financing on a timely basis, we may have to significantly or entirely curtail our business objectives, which could result in our having to discontinue some of our operations and plans.

WE DEPEND HIGHLY ON OUR CURRENT MANAGER WHO HAS LIMITED EXPERIENCE IN RUNNING A PUBLIC COMPANY AND NO FORMAL EMPLOYMENT AGREEMENT.

We depend highly on Ingo Jucht, our President, Treasurer, and Sole Director, who may be difficult to replace. Ingo Jucht who, also has other business interests,, at this point only devotes approximately 50% of his time per week to our business, has only several years of industry experience and has not previously headed a public Company. Our plan of operations is dependent upon the continuing support and expertise of Mr. Jucht.

LOSS OF OUR CEO COULD ADVERSLY AFFECT OUR BUSINESS

Loss of Mr. Jucht could slow the growth of our business, or it may cease to operate at all, which may result in the total loss of investor’s investments. Mr. Jucht is not, presently, receiving a salary from the Company it is unknown, at this time, if or when the Company may be able to compensate Mr. Jucht for his management services. The company does not anticipate Mr. Jucht receiving a salary in the foreseeable future however in September 2011 he was granted Company’s shares for his management services.

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

Lux Digital Pictures GmbH Partners (“Lux GmbH”) owns approximately 62% of our outstanding common shares and 100% of the issued and outstanding Preferred Shares. As a consequence of its controlling stock ownership position, Lux, through its Operating Manager and representative Ingo Jucht, will retain the ability to elect a majority of our board of directors, and thereby control our management. Lux GmbH also has the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, any private transactions, and other extraordinary transactions. The concentration of ownership by Lux GmbH could discourage investments in our company, or prevent a potential takeover of our company which will have a negative impact on the value of our securities. Lux GmbH also has an anti-dilution clause in its agreement with the Company which it intends to activate in the 4th Quarter of 2011 which will result in further, substantial dilution to shareholders.

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

BECAUSE WE CAN ISSUE ADDITIONAL SHARES OF COMMON STOCK, HOLDERS OF OUR COMMON STOCK MAY INCUR IMMEDIATE DILUTION AND MAY EXPERIENCE FURTHER DILUTION.

We are authorized to issue up to 1,000,000,000 shares of common stock, of which 61,268,701 shares are issued and outstanding as of August 31, 2011. Our Board of Directors has the authority to cause the Company to issue additional shares of common stock, and to determine the rights, preferences and privilege of such shares, without the consent of any of our stockholders. Consequently, the stockholder may experience more dilution in their ownership of Lux Digital Pictures in the future, as the issuance by us of additional equity securities would result in further dilution in the equity interests of our current stockholders.

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

Market Information

Our common stock is listed and traded on the Over-the-Counter Electronic Bulletin Board Exchange and the OTCQB Exchange under the symbol “LUXD.OB”. As of November 28, 2011 the Company’s stock had a bid price of $.0065 and an ask price of $.0080.

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

Holders

As of the date of this report, we have approximately 101 shareholders of record of the Company’s common stock.

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

Material Subsequent Events.

On September 19, 2011 the Company entered into agreement with a third party for a Convertible Note of $78,500, which the holder may elect to convert to common stock, after 6 months, at a 39% discount to market price. On September 23, 2011 the Company entered into a Management Agreement with its CEO to provide him common shares as compensation for his services in lieu of cash compensation. Our Company CEO will be entitled to receive 1,250,000 new common shares per Quarter, which will be issued in accordance with the Company S-8 Registration Statement No. 333-177311 filed and effective as of October 14, 2011. On November 29, 2011 the Company issued a Resolution to convert the 2,500,000 Preferred Shares held by its principal shareholder into 25,000,000 new shares of its common stock and the Company also resolved to issue 34,200,000 new shares of common stock to its principal shareholder to fully resolve an anti-dilution provision contained in its agreement dated June 8, 2008 with Lux Digital Pictures GmbH.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Recent Sales of Unregistered Securities

NONE

ITEM 6.   SELECTED FINANCIAL DATA

	August 31, 2011	August 31, 2010
ASSETS
Total Current Assets	283,628	372,864

Other Assets
Unamortized film costs, net	295,414	406,150

TOTAL ASSETS	$585,852	$779,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total Current Liabilities	127,640	156,682

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $.001 par value; 61,268,701 and 50,273,400 shares issued and outstanding, respectively)	61,268	50,273
Preferred stock (10,000,000 shares authorized; $.001 par value; 2,500,000 shares issued and outstanding)	2,500	2,500
Paid in capital	704,008	673,503
Retained earnings	(309,964)	(104,344)
Total Stockholders’ Equity	458,212	622,332

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$585,852	$779,014

	August 31, 2011	August 31, 2010

GROSS REVENUES	$305,140	$133,681
TOTAL OPERATING EXPENSES	349,546	307,640

NET OPERATING INCOME (LOSS)	(44,406)	(173,959)
TOTAL OTHER INCOME (EXPENSE)	(107,629)	9,726

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(152,035)	(164,233)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)	(53,585)	(55,000)

NET INCOME (LOSS)	$(205,620)	$(109,233)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING FOR THE PERIOD	51,567,308	48,895,718

NET INCOME (LOSS) PER SHARE	$(0.00)	$0.00

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

We were formed to develop businesses, assets and opportunities, some acquired and contributed from third parties and our founding shareholders, in the motion picture production and distribution industry and some related fields. Lux Digital Pictures, Inc. (“Lux” or the “Company”) operates its businesses under several names and divisions (“brands”). The Company is attempting to compete in today’s entertainment industry marketplace by controlling production costs and by limiting its distribution expenses using, primarily, online marketing tools to promote its products and to further develop its digital strategies and by using third part distributors. The Company is also exploring opportunities to grow and expand more rapidly through acquisition of other existing businesses.

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

Results of Operations for the year ending August 31, 2011

Assets

As of the fiscal year ending August 31, 2011 the Company had Total Assets of $585,852, Total Current Liabilities of $127,640 and Total Stockholders’ Equity of $458,212 compared with Total Assets of $779,014, Total Current Liabilities of $156,682 and Total Stockholders’ Equity of $779,014 for the Company’s prior fiscal year ending August 31, 2010. The decrease in Company assets in the current fiscal year is, principally, attributable to the write down of an impaired $100,000 advertising asset and more aggressive amortization of our film product during the year. The decrease in Total Current Liabilities was, primarily, due to the Convertible Note holder converting a substantial portion of the Note into common stock during the year and the decrease in Stockholder’s Equity was due, primarily, to the Company taking a significant write down as result of an impaired advertising asset and the significant accelerated amortization of some of its film product.

Revenue and Operating Expense

For the fiscal year ending August 31, 2011 the Company had Gross Revenues of $305,140 compared with Gross Revenues of $133,681 for the Company’s prior fiscal year ending August 31, 2010. The increase of Gross Revenues in the current fiscal year was due, primarily, to the Company collecting more revenues from its motion picture releases including booking contractual obligations from distributors for the prequel “Night of the Living Dead 3D: Reanimation” and “Films of Fury” plus continuing domestic VOD and DVD revenues from “Nightmares in Red, White and Blue” and “American Grindhouse”, which we expect to continue to produce steady revenues for the Company through fiscal 2012. For the fiscal year ending August 31, 2011 the Company had Total Operating Expenses of $349,546 compared with Total Operating Expenses of $307,640 for the Company’s prior fiscal year ending August 31, 2010. The increase in Total Operating Expenses was, primarily, due to the Company more aggressively amortizing its film product including new releases “Night of the Living Dead 3D: Reanimation” and “Films of Fury” for which the Company could not, reasonably, forecast material revenues, in the near term, beyond their contractual advance guarantees.

Net Income and Loss

For the fiscal year ending August 31, 2011 the Company had a Net Loss of $205,620 compared with Net Loss of $109,233 for the Company’s prior fiscal year ending August 31, 2010. The Company’s larger Net Loss in its current fiscal year is, primarily, due to the Company’s write down of a $100,000 advertising asset, $239,732 in film cost amortization and a $53,585 income tax provision.

Liquidity and Capital Resources

As of the period ending August 31, 2011 the Company had $34,928 in cash, $248,700 in Accounts Receivable and $295,414 in net unamortized film costs. As of August 31, 2010 the Company had $133,537 in cash, $64,500 in Accounts Receivable and $406,150 in net unamortized film costs. The Company’s cash was generated from a shareholder loan, revenue from its motion picture distribution, proceeds from a Convertible Note and interest income from its money market account. The decrease of cash was due to greater investment into its motion pictures product during the year and no new third party Debt contributions in the period. The increase in Accounts Receivable is due, primarily, to payments due for new motion picture product distribution being contractually payable after the fiscal year end. At the end of fiscal 2011 the Company had only $28,500 remaining on the Convertible Note, which was fully paid down right after the end of the fiscal year, and the Company has, subsequent to the period, entered into agreement with the Convertible Note holder for a new loan of $78,500, effective September 19, 2011, under the same terms and conditions. The Company believes that as a result of the new Convertible Note and projected film product revenues it has sufficient cash resources available to fund its primary operations for the next twelve (12) months subject to collecting booked receivables. The Company also expects to continue to explore ways in which to raise new capital to expand and grow its business including through additional Convertible Notes, co-productions and re-capitalizations. The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Recent Accounting Pronouncements

During the fiscal year ending August 31, 2011 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

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

Based upon an evaluation conducted for the period ended August 31, 2011, our Chief Executive Officer and Chief Financial Officer as of August 31, 2011, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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

TABLE OF CONTENTS

AUGUST 31, 2011

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Lux Digital Pictures, Inc.
Los Angeles, California

We have audited the accompanying balance sheets of Lux Digital Pictures, Inc. as of August 31, 2011 and 2010, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lux Digital Pictures, Inc. as of August 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
November 29, 2011

LUX DIGITAL PICTURES, INC.
BALANCE SHEETS
AS OF AUGUST 31, 2011 AND 2010

	August 31, 2011	August 31, 2010
ASSETS
Current Assets
Cash	$34,928	$133,537
Accounts receivable	248,700	64,500
Prepaid advertising	0	100,000
Prepaid consulting	0	11,542
Deferred tax asset	0	63,285
Total Current Assets	283,628	372,864

Property and equipment, net	6,810	0

Other Assets
Unamortized film costs, net	295,414	406,150

TOTAL ASSETS	$585,852	$779,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current Liabilities
Accounts payable	$22,020	$11,621
Accrued taxes	0	9,700
Accrued interest	15,573	7,811
Estimated costs to complete films	15,000	42,500
Note payable – legal	17,997	0
Note payable – shareholder	13,500	0
Note payable – shareholder	15,050	15,050
Convertible note payable	28,500	70,000
Total Current Liabilities	127,640	156,682

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $.001 par value; 61,268,701 and 50,273,400 shares issued and outstanding, respectively)	61,268	50,273
Preferred stock (10,000,000 shares authorized; $.001 par value; 2,500,000 shares issued and outstanding)	2,500	2,500
Paid in capital	704,008	673,503
Treasury stock	400	400
Accumulated deficit	(309,964)	(104,344)
Total Stockholders’ Equity	458,212	622,332

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$585,852	$779,014

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

	Year ended August 31, 2011	Year ended August 31, 2010

GROSS REVENUES	$305,140	$133,681

OPERATING EXPENSES
Bank fees	504	121
Consulting fees	12,472	4,542
Depreciation	1,135	0
Filing fees	2,791	4,012
General administrative expenses	19,355	36,171
Insurance	11,813	5,790
Licenses	200	0
Marketing	150	2,000
Office expenses	19,808	0
Professional fees/Compensation	32,672	27,438
Travel	5,814	4,202
Utilities	3,100	4,453
Amortization of film costs	43,499	23,500
Impairment of film costs	196,233	195,411
TOTAL OPERATING EXPENSES	349,546	307,640

LOSS FROM OPERATIONS	(44,406)	(173,959)

OTHER INCOME (EXPENSE)
Impairment of prepaid advertising	(100,000)	0
Interest income	133	479
Interest expense	(7,762)	(7,811)
Recovery of bad debt	0	18,000
Bad debt expense	0	(942)
TOTAL OTHER INCOME (EXPENSE)	(107,629)	9,726

LOSS BEFORE PROVISION FOR INCOME TAXES	(152,035)	(164,233)

(PROVISION) BENEFIT FOR INCOME TAX EXPENSE	(53,585)	55,000

NET LOSS	$(205,620)	$(109,233)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING FOR THE PERIOD	51,567,308	48,895,718

NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
AS OF AUGUST 31, 2011

	Common Stock		Preferred Stock		Additional Paid	Treasury	Retained Earnings
	Shares	Amount	Shares	Amount	in Capital	Stock	(Deficit)	Total

Balance, August 31, 2008	47,990,000	$47,990	2,500,000	$2,500	$644,352	$0	$33,569	$728,411

Net loss for the year ended August 31, 2009	-	-	-	-	-	-	(28,680)	(28,680)

Balance, August 31, 2009	47,990,000	47,990	2,500,000	2,500	644,352	0	4,889	699,731

Issuance of common stock as compensation	500,000	500	-	-	9,500	-	-	10,000

Issuance of common stock for services at $0.01 per share	2,183,400	2,183	-	-	19,651	-	-	21,834

Shares returned to treasury	(400,000)	(400)	-	-	-	400	-	0

Net loss for the year ended August 31, 2010	-	-	-	-	-		(109,233)	(109,233)

Balance, August 31, 2010	50,273,400	50,273	2,500,000	2,500	673,503	400	(104,344)	622,332

Issuance of common stock in exchange for convertible debt	10,995,301	10,995	-	-	30,505	-	-	41,500

Net loss for the year ended August 31, 2011	-	-	-	-	-	-	(205,620)	(205,620)

Balance, August 31, 2011	61,268,701	$61,268	2,500,000	$2,500	$704,008	$400	$(309,964)	$458,212

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

	Year ended August 31, 2011	Year ended August 31, 2010

Cash Flows from Operating Activities:
Net loss for the year	$(205,620)	$(109,233)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	1,135	0
Impairment of film assets	196,233	195,411
Impairment of prepaid advertising	100,000	0
Stock issued for services	0	21,834
Stock issued as compensation	0	10,000
Bad debt expense	0	942
Amortization of film assets	43,499	23,500
Deferred tax provision	53,585	(55,000)
Changes in Assets and Liabilities
(Increase) in accounts receivable	(184,200)	(37,442)
(Increase) decrease in prepaid consulting	11,542	(11,542)
Increase (decrease) in accounts payable	10,399	(2,992)
(Decrease) reserve for residuals and participants	0	(2,500)
Increase in accrued interest – related parties	7,762	7,811
Increase (decrease) in estimated costs to complete films	(27,500)	12,500
Net Cash Provided by Operating Activities	6,835	53,289

Cash Flows from Investing Activities:
Purchase of assets	(7,945)	0
Investment in new films	(128,996)	(111,770)
Net Cash Used in Investing Activities	(136,941)	(111,770)

Cash Flows from Financing Activities:
Proceeds from loans	31,497	0
Proceeds (repayment) convertible note payable – related party	0	70,000
Net Cash Provided by Financing Activities	31,497	70,000

Net Increase (Decrease) in Cash and Cash Equivalents	(98,609)	11,519
Cash and Cash Equivalents – Beginning	133,537	122,018
Cash and Cash Equivalents – Ending	$34,928	$133,537

Supplemental Cash Flow Information:
Cash Paid for Interest	$0	$0
Cash Paid for Income Taxes	$0	$0
Supplemental Non-Cash Investing and Financing Transactions
Conversion of debt to common stock	$41,500	$70,000
Reclassification of accounts receivable to unamortized film costs	$0	33,400

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011

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

Property and Equipment

The capital assets are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes.

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
AUGUST 31, 2011

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

Basic and Diluted Income (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income or (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2011 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the results of its operations, financial position or cash flow.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011

NOTE 2:  PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of August 31, 2011 and 2010:

	2011	2010
Furniture and fixtures	$7,945	$0
Less accumulated depreciation	(1,135)	0
Property and equipment, net	$6,810	$0

NOTE 3:  UNAMORTIZED FILM COSTS

Unamortized Film Costs included the following as of August 31, 2011 and 2010:

	2011	2010
Night of the Living Dead 3D,	$59,221	$59,221
Nightmares in Red, White and Blue , American Grindhouse and	138,181	138,181
Area 51: The Alien Interview film assets	200,000	200,000
Acquisition of remaining 50% of Alien film	33,400	33,400
Production contracts	26,000	26,000
Media insurance and legal opinion	38,771	38,000
SAG residuals	7,500	7,500
Films of Fury	119,847	82,223
Gameplay	45,304	41,112
Money for Nothing	51,135	41,112
Night of the Living Dead 3D Prequel	76,386	0
Total Unamortized Film Costs	795,745	666,749
Less: amortization	(108,687)	(65,188)
Less: impairment charges	(391,644)	(195,411)
Unamortized Film Costs, net	$295,414	$406,150

Unamortized film costs assigned to film asset purchases and film production and marketing expenses include costs for completed motion pictures “Night of the Living Dead 3D”, “Nightmares in Red, White and Blue”, “American Grindhouse” and “Area 51: The Alien Interview”, all of which remain in worldwide distribution, and recently completed motion pictures “Films of Fury” and the ‘prequel’ to “Night of the Living Dead 3D”, “Night of the Living Dead 3D:Reanimation”, as well as two films still in production “Gameplay” and “Money For Nothing”, a development project “Fanime” and certain production contracts, media insurance and legal costs.

The Company originally issued shares of its stock in 2008 valued at $397,402 to acquire films assets including “Night of the Living Dead 3D”, two films in developments and an interest in “Area 51; The Alien Interview” and, subsequently, forgave an additional $33,400 in debt to acquire full ownership of “Area 51: The Alien Interview”. In its fiscal year ended August 31, 2010 the Company, in addition to its customary amortization of these capitalized expenses, recognized a $195,411 impairment charge to “Area 51:The Alien Interview” based on conservative estimates of future revenues. The other original films and projects continue to meet revenue forecasts and the Company has amortized an additional $31,500 for these films for the fiscal year ended August 31, 2011.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011

NOTE 3:  UNAMORTIZED FILM COSTS (CONTINUED)

The Company has secured both domestic and international distribution for its recently completed motion picture “Films of Fury” and has entered into licensing contracts which provide for advance guarantees. The Company is conservatively estimating that this film will not, likely, earn revenues beyond the contracted guarantees, during the next two years, so it is electing to fully impair the $119,847 in costs accrued in connection with the production and marketing of this film in its fiscal year ended August 31, 2011.

As of August 31, 2011 the Company’s motion picture ‘Night of the Living Dead 3D: Reanimation” was in its final stages of production and the Company has contracted for its worldwide distribution, which provides for an advance guarantee payable to the Company for these rights. The Company estimates that it will not collect additional revenues beyond the advance guarantee, within the next two years, so it has, elected to impair $76,386 of its investment in this film for the fiscal year ended August 31, 2011.

The Company’s motion pictures “Gameplay” and “Money For Nothing” continue to progress in production and are expected to be completed in late 2011 or early 2012. The Company will begin to amortize those capitalized expenses in its next fiscal year.

NOTE 4: PREPAID EXPENSES

Prepaid advertising

The Company acquired rights to radio media from RTV Media Corp. on June 1, 2008 in exchange for 2,000,000 shares of common stock, which we valued at $.10 per share.  The Company was assigned rights to receive certain radio media, approximately 1,000 sixty second ads or 2,000 thirty second ads, or some combination of both on a national radio network.  At August 31, 2008 we estimated that only $100,000 of the media rights would be used in the future. In its 3rd Quarter of its fiscal year ending August 31, 2011 the Company determined that there was no, current, certainty that this assets would be , timely, utilized so the asset has been determined to be impaired and an expense of $100,000 has been recognized. The carrying value of the prepaid advertising is $0 at August 31, 2011.

Prepaid consulting

The Company entered into two consulting agreements during the year ended August 31, 2010.  In exchange for consulting services, 208,400 and 1,400,000 shares of common stock were issued at a total value of $16,084. The consulting services are being expensed over the term of the contracts which is one year in both cases.  The remaining balance of prepaid consulting was $0 as of August 31, 2011.

NOTE 5: NOTE PAYABLE – LEGAL

The Company entered into negotiations, during the period for a reverse merger.  After careful due diligence it was determined that the prospective merger candidate misrepresented itself and its financial position thus ending the reverse merger.  The prospective merger candidate had a written contract to assume all legal costs in connection with the transaction however they failed to pay the debts.  The Company has assumed the legal costs believing that it may have use for the work product in the future.  The Company entered into an unsecured note with a law firm as means of paying these legal fees. The terms of the note are 7.5% interest with full payment due on or before July 31, 2012.  The balance of the note payable at August 31, 2011 is $17,997.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011

NOTE 6: NOTES PAYABLE – SHAREHOLDERS

The Company’s principal shareholder, Lux Digital Pictures GmbH loaned the Company $15,050 on May 29, 2008. The loan is unsecured, bears 18% interest and is due on demand.  Interest expense of $2,709 was recorded on this loan during the year ended August 31, 2011.

One of the Company’s shareholders loaned the Company $13,500 on March 30, 2011. The loan is unsecured, bears no interest if the balance is paid in full by December 31, 2011.  If unpaid at that date the Company agrees to pay 10% interest and the loan becomes is due on demand.  Interest expense of $0 was recorded on this loan during the year ended August 31, 2011.

NOTE 7: CONVERTIBLE NOTE PAYABLE

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

On February 9, 2011, the Company converted $10,000 of the loan to 1,265,823 shares of common stock.

On August 10, 2011, the Company converted $31,500 of the loan to 9,729,478 shares of common stock.

Interest expense of $5,053 was recorded on this loan for the year ended August 31, 2011.  The balance due on the convertible note payable was $28,500 as of August 31, 2011. Subsequent to the end of the fiscal year, in early September 2011 the Note holder fully converted the Note and the debt has been fully paid. The Company has, subsequent to the end of its fiscal year on September 27, 2011, entered into a new agreement with the Investor for a Convertible Note for $78,500 on similar terms as the prior Note.

NOTE 8: STOCKHOLDERS’ EQUITY

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

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011

NOTE 8: STOCKHOLDERS’ EQUITY (CONTINUED)

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

On August 10, 2011, the Company issued 9,729,478 shares of common stock in exchange for $31,500 of the convertible note payable.

The Company had 61,268,701 shares of common stock issued as of August 31, 2011.

NOTE 9 – INCOME TAXES

The components of the provision for income tax expense (benefit) are as follows:

	August 31, 2011	August 31, 2010
Current:
Federal corporate income tax (20%)	$0	$(33,500)
State corporate income tax (13%)	0	(21,500)
Total	0	(55,000)
Deferred:
Federal corporate income tax	(54,300)	0
State corporate income tax	0	0
Less: valuation allowance	107,885	0
Total	0	0

Total Provision (Benefit) for Income Taxes	$53,585	$(55,000)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for this arrangement to continue.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011

NOTE 11 – SUBSEQUENT EVENTS

On September 27, 2011 the Company entered into agreement with a third party for a Convertible Note for $78,500 bearing interest at 8% per annum and convertible into shares of the Company’s common stock at a 39% discount after 180 days.

On September 17, 2011 the Company entered into a Management Agreement with its CEO to provide him 1,250,000 shares of common stock each Quarter, for a year, in lieu of any cash compensation. The Company filed a Form S-8 Registration Statement No. 333-177311 which was declared effective October 14, 2011.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to August 31, 2011 to November 29, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events discussed above.

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

ITEM 9B.OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers

Our director and executive officer, his age, positions held, and term served is as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ingo Jucht	Director, President (Principal Executive Officer), Treasurer (Principal Accounting Officer) and Principal Financial Officer.	40	Director, President (Principal Executive Officer), Treasurer (Principal Accounting Officer), Principal Financial Officer and Secretary since inception

Business Experience of Director and Consultant

Ingo Jucht has been the President and Chief Executive officer of the Company since inception. Mr. Jucht is also the Operating Manager of Lux Digital Picture GmbH Partners and oversees all aspects of the Company’s operation. For the last five (5) years Mr. Jucht has also been a principal with the Zurich Consulting Group to which he continues to devote, approximately, 50% of his time. Mr. Jucht is the Executive Producer of the Company motion pictures “Night of the Living Dead 3D” and its prequel, “Nightmares in Red, White and Blue”, “American Grindhouse” and ‘Films of Fury”. Mr. Jucht is a graduate of the Kaskeline Film Akademie and, prior to joining the Company, he worked for 10 years, in a variety of positions, in the entertainment industry in Germany.

T. Joseph Coleman was the principal Consultant to the Company upon its inception until his contract expired in 2009. Mr. Coleman is a beneficiary of a Trust that holds, approximately, 9% of the Company’s outstanding common stock and he remains available to provide advice to Mr. Jucht on all aspects of the Company’s operations and development and future strategies. Mr. Coleman is an entertainment industry veteran. He was the sole founder and CEO of the Atlantic Entertainment Group an independent movie studio. Between 1975 and 1989 Atlantic distributed over 120 motion pictures and Mr. Coleman, personally, produced or Executive Produced 40 films including the 1978 Academy Award winning ‘Madame Rosa”, the teen film hits “Valley Girl’ and “Teen Wolf”, “Extremities”, “1969” and many others. Mr. Coleman was also the founder, in 1998, of the RTV Television Network and the Former Chairman of the Sun Network Group. Mr. Coleman is an Executive member of the Academy of Motion Picture Arts and Sciences and is, currently, an industry consultant for the Zurich Consulting Group based in Switzerland.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation of our President (Principal Executive Officer) during the period from September 1, 2008 to August 31, 2011.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs	All Other Compen- sation
Ingo Jucht, CEO	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Ingo Jucht, CEO	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Ingo Jucht, CEO	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil

As of August 31, 2011 we had not entered into any employment agreement or management agreement with our director and chief executive officer but did so subsequent to the period on September 23, 2011 in an agreement which will provide him with Company common shares through an S-8 Registration Statement filed outside of the period. The Company shall pay its CEO, under the agreement, 1,250,000 shares of its common stock, each Quarter, in exchange for his management services. The Company provided a Consultant with 5,000,000 restricted shares of its common stock and 500,000 common shares issued from a prior S-8 Registration Statement under a Consulting Agreement, which has expired. Currently the Company has no agreement in place with the Consultant to provide additional Consultation but he continues to do so on an as available basis. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our director and executive officer may receive stock options at the discretion of our board of directors in the future, although no stock option plan is currently in place. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors and the Company may pay for certain expenses incurred by its Consultants, Director and others for managing its office, supervising its business activities, traveling on behalf of the Company, entertaining on behalf of the Company and conducting other activities as well as providing certain insurance and other expenses. The Company had previously filed an S-8 Registration Statement registering up to 10,000,000 shares of its common stock, which became effective December 30, 2009, for the purpose of making its common shares available to pay for future services and compensation for its CEO, Consultants and others who may perform services for the Company. As of November 18, 2010 the Company had issued approximately 1,648,400 new common shares the three (3) different Consultants in exchanges for services rendered to the Company. The Company’s December 30, 2009 S-8 Registration Statement has expired and been discontinued.

Directors Compensation

We have reimbursed our director for expenses incurred in connection with attending board meetings and other Company meetings but have we have not paid any directors fees or other cash compensation for services rendered as a director in the period ended August 31, 2011.

We have no formal plan for compensating our director for his services in their capacity as a director and, until such time as the Company has an effective S-8 filing, no compensation as an officer. In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established. We do not, however, have a stock option plan in place at this time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director, officer, Consultant or other undertaking any special services on behalf of Lux Digital Pictures, Inc other than services ordinarily required of a director. Other than as indicated in this prospectus, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments

ITEM 12.　 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth, as of August 31, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Lux Digital Pictures GmbH Partners, Ingo Jucht Operating Manager, 12021 Wilshire Blvd. #450, Los Angeles, CA. 90025	38,000,000 common shares 2,500,000 preferred shares	62% 100%
Coleman Family Trust, T. Joseph Coleman and William H. Coleman Trustees, 10 Victoria Circle, Norwood, MA. 02062	5,500,000 common shares	9%
Directors and Executive Officers as a Group	43,500,000 common shares	71%

(1) Based on 61,268,701 shares of common stock issued and outstanding as of August 31, 2011. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of Lux Digital Pictures, Inc.

Subsequent Events

On September 23, 2011 the Company entered into a Management Agreement with its CEO, Ingo Jucht, to provide common stock to Mr Jucht as compensation for his management services to the Company in lieu of a cash compensation or salary. In consideration for his services Mr. Jucht will receive 1,250,000 shares of Company common stock each Quarter for the next year, subject to performance terms. The shares issued to Mr Juch will come from an S-8 Registration Statement No. 333- 177311 filed and made effective October 14, 2011. The Company, at the request of its principal shareholder, the holder of all previously issued Preferred Stock, in a Corporate Resolution to be effective November 28, 2011 converted the 2,500,000 Preferred Shares to 25,000,000 common shares and issued the new common shares to Lux Digital Pictures GmbH Partners to effectuate the original intent of issuance. The Company also issued, in the same Resolution to be effective November 29, 2011, 34,200,000 new common shares to its principal shareholder Lux Digital Pictures GmbH to fully satisfy the terms and conditions of an anti-dilution provision contained in the agreement dated June 8, 2008 by and between the Company and Lux Digital Pictures GmbH Partners.

ITEM 13.　CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company’s principal shareholder and its CEO have made two (2) loans to the Company. The first loan, in the amount of $15,050, was made to the Company from its principal shareholder in 2008 and bears interest at the rate of 18% and a second loan in the amount of $13,500 was made by the CEO to the Company in March 2011 and is interest free provided the Company repays the loan by December 31, 2011. After that date the loan begins to accrue interest at the rate of 10% per annum. Both loans are non-recourse to the Company. Please also note Item 12 Subsequent Events.

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

2010	$10,600	Silberstein Ungar, PLLC
2011	$7,700	Silberstein Ungar, PLLC

(2)           Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$	Nil	Silberstein Ungar, PLLC
2011	$	Nil	Silberstein Ungar, PLLC

(3) 　 Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$	Nil	Silberstein Ungar, PLLC
2011	$	Nil	Silberstein Ungar, PLLC

(4) 　 All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$	Nil	Silberstein Ungar, PLLC
2011	$	Nil	Silberstein Ungar, PLLC

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

PART IV.

ITEM 15.　Exhibits

Exhibit No.	Document Description

2.1	Promissory Note dated March, 28, 2011

2.2	Convertible Note dated May 19, 2010

The following Exhibits are incorporated herein by reference from the Registrant's Form S-1 Registration Statement filed with the Securities and Exchange Commission, SEC file 0001442376-09-000021. Registrants Form S-8 Registration Statement filed with the Securities and Exchange Commission SEC file 333-177311. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

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

Lux Digital Pictures, Inc

Date: November 29, 2011	By:	/s/ Ingo Jucht
Name: Ingo Jucht
Title: President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 29, 2011	By:	/s/ Ingo Jucht
Name; Ingo Jucht,
Title: President, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)