Form 10-Q
period 2011-11-30
Lux Digital Pictures, Inc.
filed 2012-01-13
CIK 1442376

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months. Yes ☐  No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of January 5, 2012 the Company’s stock has a bid price of $.0018 and an ask price of $.0022 per share.

At January 5, 2012, there were 128,391,023 shares outstanding of the Company’s common stock.

LUX DIGITAL PICTURES, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED November 30, 2011

		Page
		Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of November 30, 2011 and August 31, 2011 (Unaudited)	F-1

	Statements of Operations for the three months ended November 30, 2011 and 2010 (Unaudited)	F-2

	Statement of Stockholders’ Equity as of November 30, 2011 (Unaudited)	F-3

	Statements of Cash Flows for the three months ended November 30, 2011 and 2010 (Unaudited)	F-4

	Notes to the Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3.	Controls and Procedures	6

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults upon senior securities	8

Item 4.	Submissions of matters to a vote of securities holders	8

Item 5.	Other Information	8

Item 6.	Exhibits	9

	Exhibit 31.1
	Exhibit 32.1

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LUX DIGITAL PICTURES, INC.

FINANCIAL STATEMENTS

NOVEMBER 30, 2011

LUX DIGITAL PICTURES, INC.

TABLE OF CONTENTS

NOVEMBER 30, 2011

CONTENTS

PAGE
Balance Sheets as of November 30, 2011 and August 31, 2011 (Unaudited)	F-1

Statements of Operations for the three months ended November 30, 2011 and 2010 (Unaudited)	F-2

Statement of Stockholders’ Equity as of November 30, 201 (Unaudited)	F-3

Statements of Cash Flows for the three months ended November 30, 2011 and 2010 (Unaudited)	F-4

Notes to the Financial Statements	F-5 - F-11

LUX DIGITAL PICTURES, INC.
BALANCE SHEETS (UNAUDITED)
AS OF NOVEMBER 30, 2011 AND AUGUST 31, 2011

	November 30, 2011	August 31, 2011
ASSETS
Current Assets
Cash	$98,655	$34,928
Accounts receivable	211,900	248,700
Total Current Assets	310,555	283,628

Property and equipment, net	6,526	6,810

Other Assets
Unamortized film costs, net	311,076	295,414

TOTAL ASSETS	$628,157	$585,852

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current Liabilities
Accounts payable	$14,960	$22,020
Accrued interest	12,657	15,573
Estimated costs to complete films	15,000	15,000
Note payable – legal	17,997	17,997
Note payable – shareholder	13,500	13,500
Note payable – shareholder	15,050	15,050
Convertible note payable	78,500	28,500
Total Current Liabilities	167,664	127,640

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $.001 par value; 128,391,023 and 61,268,701 shares issued and outstanding, respectively)	128,390	61,268
Preferred stock (10,000,000 shares authorized; $.001 par value; 0 and 2,500,000 shares issued and outstanding, respectively)	0	2,500
Paid in capital	689,729	704,008
Treasury stock	400	400
Accumulated deficit	(358,026)	(309,964)
Total Stockholders’ Equity	460,493	458,212

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$628,157	$585,852

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

	Three months ended November 30, 2011	Three months ended November 30, 2010

GROSS REVENUES	$10,884	$18,226

OPERATING EXPENSES
Bank fees	93	65
Consulting fees	12,500	4,021
Depreciation	284	0
Filing fees	759	(130)
General administrative expenses	3,080	2,065
Insurance	3,085	4,171
Office expenses	0	2,286
Professional fees/Compensation	11,220	4,550
Travel	580	3,481
Utilities	994	988
Amortization of film costs	23,934	7,500
TOTAL OPERATING EXPENSES	56,529	28,997

LOSS FROM OPERATIONS	(45,645)	(10,771)

OTHER INCOME (EXPENSE)
Interest income	10	94
Interest expense	(2,427)	(2,072)
TOTAL OTHER INCOME (EXPENSE)	(2,417)	(1,978)

LOSS BEFORE PROVISION FOR INCOME TAXES	(48,062)	(12,749)

(PROVISION) BENEFIT FOR INCOME TAX EXPENSE	0	4,335

NET LOSS	$(48,062)	$(8,414)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING FOR THE PERIOD	70,450,766	50,273,400

NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
AS OF NOVEMBER 30, 2011

	Common Stock		Preferred Stock		Additional		Retained
	Shares	Amount	Shares	Amount	Paid in Capital	Treasury Stock	Earnings (Deficit)	Total

Balance, August 31, 2010	50,273,400	$50,273	2,500,000	$2,500	$673,503	$400	$(104,344)	$622,332

Issuance of common stock in exchange for convertible debt	10,995,301	10,995	-	-	30,505	-	-	41,500

Net loss for the year ended August 31, 2011	-	-	-	-	-	-	(205,620)	(205,620)

Balance, August 31, 2011	61,268,701	61,268	2,500,000	2,500	704,008	400	(309,964)	458,212

Issuance of common stock in exchange for convertible debt	6,272,322	6,272	-	-	27,571	-	-	33,843

Issuance of common stock for services at $.01 per share	1,650,000	1,650	-	-	14,850	-	-	16,500

Conversion of preferred shares for common	25,000,000	25,000	(2,500,000)	(2,500)	(22,500)	-	-	-

Issuance of anti-dilution common shares	34,200,000	34,200	-	-	(34,200)	-	-	-

Net loss for the three months ended November 30, 2011	-	-	-	-	-	-	(48,062)	(48,062)

Balance November 30, 2011	128,391,023	$128,390	0	$-	$689,729	$400	$(358,026)	$460,493

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

	Three months ended November 30, 2011	Three months ended November 30, 2010
Cash Flows from Operating Activities:
Net loss for the period	$(48,062)	$(8,414)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation	284	0
Stock issued for services	4,000	0
Stock issued for accrued interest in convertible loan	5,343	0
Stock issued as compensation	12,500	0
Amortization of film assets	23,934	7,500
Deferred tax provision	0	(4,335)
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	36,800	(18,200)
Decrease in prepaid consulting	0	4,021
Decrease) in accounts payable	(7,060)	(4,346)
Increase (decrease) in accrued interest – related parties	(2,916)	2,072
Net Cash Provided by (Used in) Operating Activities	24,823	(21,702)

Cash Flows from Investing Activities:
Investment in new films	(39,596)	(17,957)
Net Cash Used in Investing Activities	(39,596)	(17,957)

Cash Flows from Financing Activities:
Proceeds (repayment) convertible note payable – related party	78,500	0
Net Cash Provided by Financing Activities	78,500	0

Net Increase (Decrease) in Cash and Cash Equivalents	63,727	(39,659)
Cash and Cash Equivalents – Beginning	34,928	133,537
Cash and Cash Equivalents – Ending	$98,655	$93,878

Supplemental Cash Flow Information:
Cash Paid for Interest	$0	$0
Cash Paid for Income Taxes	$0	$0
Supplemental Non-Cash Investing and Financing Transactions
Conversion of debt to common stock	$33,843	$0
Reclassification of accounts receivable to unamortized film costs	$0	$0

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2011

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

Basis of Presentation
The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended August 31, 2011.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Advertising
The Company reports the costs of future economic benefits that it expects will result from some or all advertising as assets when the costs are incurred and amortizes the costs to expense in the current and subsequent periods, as the advertising takes place.  If it determined that advertising that has been paid for will not be used, then expense is recorded at the time of that determination. See Note 4.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2011

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release.  Unamortized film costs are stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films is reviewed on a title-by-title basis, when an event or changes in circumstances indicates that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management’s future revenue and cost estimates. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management’s future revenue estimates. See Note 3.

Income Taxes
The Company uses the asset and liability method of accounting of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized.  To the extent we believe that realization is not likely, we establish a valuation allowance.  See Note 9.

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
NOVEMBER 30, 2011

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Income (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net income or (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2011 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the results of its operations, financial position or cash flow.

NOTE 2:  PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of November 30, 2011 and August 31, 2011:

	November 30, 2011	August 31, 2011
Furniture and fixtures	$7,945	$7,945
Less: accumulated depreciation	(1,419)	(1,135)
Property and equipment, net	$6,526	$6,810

NOTE 3:  UNAMORTIZED FILM COSTS

Unamortized Film Costs included the following:

	November 30, 2011	August 31, 2011
Night of the Living Dead 3D	$59,221	$59,221
Nightmares in Red, White and Blue , American Grindhouse and	138,376	138,181
Area 51: The Alien Interview film assets	200,000	200,000
Acquisition of remaining 50% of Alien film	33,400	33,400
Production contracts	26,000	26,000
Media insurance and legal opinion	38,771	38,771
SAG residuals	7,500	7,500
Films of Fury	119,867	119,847
Gameplay	52,900	45,304
Money for Nothing	70,492	51,135
Night of the Living Dead 3D Prequel	88,300	76,386
New Project	514	0
Total Unamortized Film Costs	835,341	795,745
Less: amortization	(132,621)	(108,687)
Less: impairment charges	(391,644)	(391,644)
Unamortized Film Costs, net	$311,076	$295,414

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2011

NOTE 3:  UNAMORTIZED FILM COSTS (CONTINUED)

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

As of November 30, 2011 the Company’s motion picture “Night of the Living Dead 3D: Reanimation” had completed production and the Company has contracted for its worldwide distribution, which provides for an advance guarantee payable to the Company for these rights and had delivered the motion picture. The Company estimates that it will not collect additional revenues beyond the advance guarantee, within the next two years, so it has, elected to impair the aggregate of $88,300 of its investment in this film as of November 30, 2011.

The Company’s motion pictures “Gameplay” and “Money For Nothing” continue to progress in production and are expected to be completed in early 2012. The Company will begin to amortize those capitalized expenses once the films have been delivered and distribution is determined.

NOTE 4: PREPAID EXPENSES

Prepaid consulting
The Company entered into two consulting agreements during the year ended August 31, 2010.  In exchange for consulting services, 208,400 and 1,400,000 shares of common stock were issued at a total value of $16,084. The consulting services are being expensed over the term of the contracts which is one year in both cases.  The remaining balance of prepaid consulting was $0 as of November 30, 2011.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2011

NOTE 5: NOTE PAYABLE – LEGAL

The Company entered into negotiations, during the year ended August 31, 2011. After careful due diligence it was determined that the prospective merger candidate misrepresented itself and its financial position thus ending the reverse merger.  The prospective merger candidate had a written contract to assume all legal costs in connection with the transaction however they failed to pay the debts.  The Company has assumed the legal costs believing that it may have use for the work product in the future.  The Company entered into an unsecured note with a law firm as means of paying these legal fees. The terms of the note are 7.5% interest with full payment due on or before July 31, 2012.  The balance of the note payable at November 30, 2011 is $17,997, with interest for the three months ending November 30, 2011 of $337.

NOTE 6: NOTES PAYABLE – SHAREHOLDERS

The Company’s principal shareholder, Lux Digital Pictures GmbH Partners loaned the Company $15,050 on May 29, 2008. The loan is unsecured, bears 18% interest and is due on demand.  Interest expense of $675 and $675 was recorded on this loan during the three months ended November 30, 2011 and 2010, respectively.

The Company’s CEO loaned the Company $13,500 on March 30, 2011. The loan is unsecured and bears no interest if the balance is paid in full by February 29, 2012.  If unpaid at that date the Company agrees to pay 10% interest and the loan becomes due on demand.  Interest expense of $0 was recorded on this loan during the three months ended November 30, 2011.

NOTE 7: CONVERTIBLE NOTE PAYABLE

The Company issued a convertible note for $70,000 to an unrelated party on May 14, 2010.  The note bore interest at 8% and matured on February 14, 2011. The note was fully converted into common shares of the Company as follows:

On February 9, 2011, the Company converted $10,000 of the loan to 1,265,823 shares of common stock.

On August 10, 2011, the Company converted $31,500 of the loan to 9,729,478 shares of common stock.

On September 6, 2011 the Company converted $9,878 of the loan to 2,173,913 shares of common stock.

On September 9, 2011 the Company converted $6,955 of the loan to 1,530,612 shares of common stock.

On September 14, 2011 the Company converted $6,816 of the loan to 1,500,000 shares of common stock.

On September 20, 2011 the Company converted $4,851 of the loan to 1,067,797 shares of common stock.

The Company, subsequently, issued a convertible note for $78,500 to the same unrelated party on September 27, 2011.  The note bears 8% interest and will mature on May 27, 2012. The note is convertible into shares of common stock of the Company beginning 120 days after the issuance and up until the note comes due (or later if extended).  The note is convertible into shares of common stock at a rate of 61% of the market price on the date of conversion.  The investor will be limited to convert no more than 4.99% of the issued and outstanding common stock at time of conversion at any one time. Interest expense of $1,290 was recorded on this loan for the three months ended November 30, 2011.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2011

NOTE 8: STOCKHOLDERS’ EQUITY

On February 9, 2011, the Company issued 1,265,823 shares of common stock in exchange for $10,000 of the convertible note payable.

On August 10, 2011, the Company issued 9,729,478 shares of common stock in exchange for $31,500 of the convertible note payable.

On September 6, 2011 the Company issued 2,173,913 shares of common stock in conversion of $9,878 of convertible debt.

On September 9, 2011 the Company issued 1,530,612 shares of common stock in conversion of $6,955 of convertible debt.

On September 13, 2011 the Company issued 1,250,000 shares of common stock as a result of a Management Agreement with its CEO to provide him 1,250,000 shares of common stock each quarter, for a year, in lieu of any cash compensation. The Company has booked an expense of $12,500 for these shares for the period ending November 30, 2011. The Company filed a Form S-8 Registration Statement No. 333-177311 which was declared effective October 14, 2011.

On September 14, 2011 the Company issued 1,500,000 shares of common stock in conversion of $6,816 of convertible debt.

On September 20, 2011 the Company issued 1,067,797 shares of common stock in conversion of $4,851 of convertible debt.

On November 21, 2011 the Company issued 400,000 shares of common stock as payment for legal services received valued at $4,000.

On November 28, 2011 the Company issued 25,000,000 shares of common stock in conversion of 2,500,000 shares of its own preferred stock.

On November 28, 2011 the Company issued 34,200,000 shares of common stock to its principal shareholder in resolution of an anti-dilution provision.

The Company had 128,391,023 shares of common stock issued as of November 30, 2011.

NOTE 9 – INCOME TAXES

The components of the provision for income tax expense (benefit) are as follows for the periods ended November 30, 2011 and 2010:

	2011	2010
Current:
Federal corporate income tax (20%)	$0	$(2,640)
State corporate income tax (13%)	0	(1,695)
Total	0	(4,335)

Total Provision (Benefit) for Income Taxes	$0	$(4,335)

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2011

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for this arrangement to continue.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to November 30, 2011 to January 9, 2012, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We were formed to develop businesses, assets and opportunities in the digital motion picture production and distribution industry and some related fields. Lux Digital Pictures, Inc. (“Lux” or the “Company”) operates its businesses under several names and divisions (“brands”) and the Company believes it will be able to compete in today’s entertainment industry marketplace by controlling production costs and by limiting its distribution expenses using, primarily, online marketing tools to promote its products and to further develop its digital strategies. The Company has only been able to raise limited amounts of new capital, at this point, to grow and expand its businesses and it is actively seeking opportunities to capitalize, re-capitalize the Company, acquire affiliated and unaffiliated businesses and assets or combine or sell the Company in a manner that will be beneficial to shareholders. The Company hired an outside advisor in December 2011 to help it develop strategies, review opportunities and evaluate affiliate assets.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Results of Operations for the Quarter ending November 3, 2011

Assets

As of the three months ending November 30, 2011 the Company had Total Assets of $628,157, Total Current Liabilities of $167,664 and Total Stockholders’ Equity of $460,493 compared with Total Assets of $585,852, Total Current Liabilities of $127,640 and Total Stockholders’ Equity of $458,212 for the Company’s prior fiscal year ending August 31, 2011. The increase in Company assets in the current three month period is, principally, attributable to the conversion of a third party Note into equity, increased capitalized production expense and to receiving cash from a new Convertible Note.

Revenue and Operating Expense and Net Income

For the three months ending November 30, 2011 the Company had a Net Loss of $48,062, Gross Revenues of $10,884, and Total Operating Expenses of $56,529 compared with a Net Loss of $8,414, Gross Revenues of $18,226 and Total operating Expenses of $28,997 for the Company’s three month period ending November 30, 2010. The larger Net Loss in this period is due, primarily, to the Company amortizing more of its film costs, increased professional and consulting fees and collecting less film product revenue. Revenues decline in the period, primarily, due to older film product producing less domestic revenue and the Operating Expenses increased, primarily, due to incurring more professional and consulting fees during the period.

Liquidity and Capital Resources

As of the period ending November 30, 2011 the Company had $98,655 in cash, $211,900 in Accounts Receivable and $311,076 in net unamortized film costs. As of August 31, 2011 the Company had $34,928 in cash, $248,700 in Accounts Receivable and $295,414 in net unamortized film costs. The Company’s cash was, primarily, generated from its motion picture distribution and a new Convertible Note for $78,500. The increase in cash is due, primarily, to the receipt of the funds from the Convertible Note. The Company believes it has sufficient cash resources available to fund its primary operations for the next twelve (12) months subject to the timely collection of its Account Receivables. The Company cannot, however, fully fund its prospective digital online business concepts or grow the Company in any material way until it is able to raise additional monies. The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 accepted by the SEC on May 21, 2009. During the three months ending November 30, 2011 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

During the three months ending November 30, 2011 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Plan of Operation and Liquidity

As of November 30, 2011 the Company believes it has sufficient cash resources available to fund its primary operations for the next twelve (12) months.  In order to fund the further development of its Assets the Company intends to attempt to raise additional Equity through the sale of common shares of its stock and via the conversion of Notes, however, as of January 5, 2012 the Company has not entered into any negotiations to sell any shares. The Company has no current off balance sheet arrangements and no agreements with its shareholders, officer or director to provide funds for operations in the future.

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended November 30, 2011, our Chief Executive Officer and Chief Financial Officer as of November 30, 2011, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of November 30, 2011, our internal control over financial reporting was effective.

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

None

Item 3.  DEFAULTS UPON SENIOR SECURITEIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6. EXHIBITS

(a) Exhibits:

Number	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUX DIGITAL PICTURES, INC.

Date: January 13, 2012	By:	/s/ Ingo Jucht
Name: Ingo Jucht
Title: President, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: January 13, 2012	By:	/s/ Ingo Jucht
Name: Ingo Jucht
Title: Director