Form 10-Q
period 2012-02-29
Lux Digital Pictures, Inc.
filed 2012-04-13
CIK 1442376

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the  preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 5, 2012 the Company’s stock has a bid price of $.0018 and an ask price of $.0025 per share.

At April 5, 2012, there were 132,600,547 shares outstanding of the Company’s common stock.

LUX DIGITAL PICTURES, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED November 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUX DIGITAL PICTURES, INC.

FINANCIAL STATEMENTS

FEBRUARY 29, 2012

LUX DIGITAL PICTURES, INC.

TABLE OF CONTENTS

FEBRUARY 29, 2012

CONTENTS

PAGE

Balance Sheets as of February 29, 2012 and August 31, 2011 (Unaudited)	F-2

Statements of Operations for the three and six months ended February 29, 2012 and February 28, 2011 (Unaudited)	F-3

Statement of Stockholders’ Equity as of February 29, 2012 (Unaudited)	F-4

Statements of Cash Flows for the six months ended February 29, 2012 and February 28, 2011 (Unaudited)	F-5

Notes to the Financial Statements	F-6 to F-13

LUX DIGITAL PICTURES, INC.
BALANCE SHEETS (UNAUDITED)
AS OF FEBRUARY 29, 2012 AND AUGUST 31, 2011

	February 29, 2012	August 31, 2011
ASSETS
Current Assets
Cash	$148,272	$34,928
Accounts receivable	189,347	248,700

Total Current Assets	337,619	283,628

Property and equipment, net	6,242	6,810

Other Assets
Unamortized film costs, net	327,432	295,414

TOTAL ASSETS	$671,293	$585,852

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current Liabilities
Accounts payable	$2,748	$22,020
Accrued interest	16,058	15,573
Estimated costs to complete films	25,000	15,000
Note payable – legal	17,997	17,997
Note payable – shareholder	0	13,500
Note payable – shareholder	13,575	15,050
Convertible note payable	157,000	28,500
Total Current Liabilities	232,378	127,640

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $.001 par value; 128,391,023 and 61,268,701 shares issued and outstanding, respectively)	128,390	61,268
Preferred stock (10,000,000 shares authorized; $.001 par value; 0 and 2,500,000 shares issued and outstanding, respectively)	0	2,500
Paid in capital	689,729	704,008
Treasury stock	400	400
Accumulated deficit	(379,604)	(309,964)
Total Stockholders’ Equity	438,915	458,212

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$671,293	$585,852

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

	Three months ended February 29, 2012	Three months ended February 28, 2011	Six months ended February 29, 2012	Six months ended February 28, 2011

GROSS REVENUES	$15,981	$43,021	$26,865	$61,247

OPERATING EXPENSES
Bank fees	153	193	246	258
Consulting fees	2,500	4,951	15,000	8,972
Depreciation	284	0	567	0
Filing fees	2,135	631	2,894	501
General administrative expenses	6,819	7,124	10,480	9,187
Insurance	1,509	1,151	4,595	5,322
Licenses	0	0	0	0
Marketing	0	150	0	150
Office expenses	690	1,627	690	3,913
Professional fees/Compensation	6,900	1,335	18,120	5,885
Travel	0	696	0	4,176
Utilities	778	519	1,772	1,507
Amortization of film costs	12,373	12,000	36,307	19,500
Impairment of film costs	0	0	0	0
TOTAL OPERATING EXPENSES	34,141	30,377	90,671	59,371

INCOME (LOSS) FROM OPERATIONS	(18,160)	12,644	(63,806)	1,876

OTHER INCOME (EXPENSE)
Impairment of prepaid advertising	0	0	0	0
Interest income	28	22	37	116
Interest expense	(3,446)	(2,049)	(5,873)	(4,121)
Recovery of bad debt	0	0	0	0
Bad debt expense	0	0	0	0
TOTAL OTHER INCOME (EXPENSE)	(3,418)	(2,027)	(5,836)	(4,005)

LOSS BEFORE PROVISION FOR INCOME TAXES	(21,578)	10,617	(69,642)	(2,129)

(PROVISION) BENEFIT FOR INCOME TAX EXPENSE	0	5,155	0	820

NET LOSS	$(21,578)	$5,462	$(69,642)	$(2,949)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING FOR THE PERIOD	128,391,023	50,554,694	98,791,985	50,413,270

NET LOSS PER SHARE	$(0.00)	$0.00	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
AS OF FEBRUARY 29, 2012

	Common Stock		Preferred Stock		Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance, August 31, 2010	50,273,400	50,273	2,500,000	2,500	673,503	400	(104,344)	622,332

Issuance of common stock in exchange for convertible debt	10,995,301	10,995	-	-	30,505	-	-	41,500

Net loss for the year ended August 31, 2011	-	-	-	-	-	-	(205,620)	(205,620)

Balance, August 31, 2011	61,268,701	$61,268	2,500,000	$2,500	$704,008	$400	$(309,964)	$458,212

Issuance of common stock in exchange for convertible debt	6,272,322	6,272	-	-	27,571	-	-	33,843

Issuance of common stock in exchange for services at $.01/sh	1,650,000	1,650	-	-	14,850	-	-	16,500

Conversion of preferred shares for common	25,000,000	25,000	(2,500,000)	(2,500)	(22,500)	-	-	-

Issuance of anti-dilution common shares	34,200,000	34,200	-	-	(34,200)	-	-	-

Net loss for the six months ended February 29, 2012	-	-	-	-	-	-	(69,642)	(69,642)

Balance February 29, 2012	128,391,023	$128,390	-	$-	$689,729	$400	$(379,604)	$438,915

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

	Six months ended February 29, 2012	Six months ended February 28, 2011

Cash Flows from Operating Activities:
Net loss for the year	$(69,642)	$(2,949)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	567	0
Stock issued for services	4,000	0
Stock issued for accrued interest in convertible loan	5,343	10,000
Stock issued as compensation	12,500	0
Amortization of film assets	36,307	19,500
Deferred tax provision	0	820
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	59,353	(45,937)
(Increase) decrease in prepaid consulting	0	8,042
Increase (decrease) in accounts payable	(19,269)	(4,942)
Increase (decrease) in accrued interest – related parties	485	4,121
Increase (decrease) in estimated cost to complete films	10,000	0
Net Cash Provided by (Used in) Operating Activities	39,644	(11,345)

Cash Flows from Investing Activities:
Purchase of assets	0	0
Investment in new films	(68,325)	(57,627)
Net Cash Used in Investing Activities	(68,325)	(57,627)

Cash Flows from Financing Activities:
Repayment of loans	(14,975)	0
Proceeds from loans	0	0
Proceeds (repayment) convertible note payable – related party	157,000	(10,000)
Net Cash Provided by (Used in) Financing Activities	142,025	(10,000)

Net Increase (Decrease) in Cash and Cash Equivalents	113,344	(78,972)
Cash and Cash Equivalents – Beginning	34,928	133,537
Cash and Cash Equivalents – Ending	$148,272	$54,565

Supplemental Cash Flow Information:
Cash Paid for Interest	$0	$0
Cash Paid for Income Taxes	$0	$0
Supplemental Non-Cash Investing and Financing Transactions
Conversion of debt to common stock	$33,843	$10,000
Reclassification of accounts receivable to unamortized film costs	$0	$0

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012

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
FEBRUARY 29, 2012

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
FEBRUARY 29, 2012

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Income (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net income or (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 29, 2012 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the results of its operations, financial position or cash flow.

NOTE 2:  PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of February 29, 2012 and August 31, 2011:

	February 29, 2012	August 31, 2011
Furniture and fixtures	$7,945	$7,945
Less accumulated depreciation	(1,703)	(1,135)
Property and equipment, net	$6,242	$6,810

NOTE 3:  UNAMORTIZED FILM COSTS

Unamortized Film Costs included the following:

	February 29, 2012	August 31, 2011
Night of the Living Dead 3D,	$59,221	$59,221
Nightmares in Red, White and Blue, American Grindhouse	138,376	138,181
Area 51: The Alien Interview film assets	200,000	200,000
Acquisition of remaining 50% of Alien film	33,400	33,400
Production contracts	26,000	26,000
Media insurance and legal opinion	38,771	38,771
SAG residuals	7,500	7,500
Films of Fury	120,018	119,847
Gameplay	60,446	45,304
Money for Nothing	80,242	51,135
Night of the Living Dead 3D Prequel	88,522	76,386
ModRock	7,219	0
Yoga Project	3,810	0
New Project	545	0
Total Unamortized Film Costs	864,070	795,745
Less: amortization	(144,994)	(108,687)
Less: impairment charges	(391,644)	(391,644)
Unamortized Film Costs, net	$327,432	$295,414

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012

NOTE 3:  UNAMORTIZED FILM COSTS (CONTINUED)

Unamortized film costs assigned to film asset purchases and film production and marketing expenses include costs for completed motion pictures “Night of the Living Dead 3D”, “Nightmares in Red, White and Blue”, “American Grindhouse” and “Area 51: The Alien Interview”, all of which remain in worldwide distribution, and recently completed motion pictures “Films of Fury” and the ‘prequel’ to “Night of the Living Dead 3D”, “Night of the Living Dead 3D:Reanimation”, as well as two films still in production “Gameplay” and “Money For Nothing”, and development projects “ModRock” and the “Yoga Project” and certain production contracts, media insurance and legal costs.

The Company originally issued shares of its stock in 2008 valued at $397,402 to acquire films assets including “Night of the Living Dead 3D”, two films in developments and an interest in “Area 51; The Alien Interview” and, subsequently, forgave an additional $33,400 in debt to acquire full ownership of “Area 51: The Alien Interview”. In its fiscal year ended August 31, 2010 the Company, in addition to its customary amortization of these capitalized expenses, recognized a $195,411 impairment charge to “Area 51: The Alien Interview” based on conservative estimates of future revenues. The other original films and projects continue to meet revenue forecasts and the Company has amortized an additional $31,500 for these films for the fiscal year ended August 31, 2011.

The Company has secured both domestic and international distribution for its recently completed motion picture “Films of Fury” and has entered into licensing contracts which provide for advance guarantees. The Company is conservatively estimating that this film will not, likely, earn revenues beyond the contracted guarantees, during the next two years, so it is electing to fully impair the $120,018 in costs accrued in connection with the production and marketing of this film  as of the period ending February 29, 2012.

 The Company’s motion picture ‘Night of the Living Dead 3D: Reanimation” was completed at the end of 2011 and the Company has contracted for its worldwide distribution, which provides for an advance guarantee payable to the Company for these rights. The Company estimates that it will not collect additional revenues beyond the advance guarantee, within the next two years, so it has, elected to impair the aggregate of $88,300 of its investment in this film as of the Quarter ending February 29, 2012.

The Company’s motion pictures “Gameplay” and “Money For Nothing” continue to progress in production and are expected to be completed in early 2012. The Company will begin to amortize those capitalized expenses once the films have been delivered and distribution is determined.

During the period the ended February 29, 2012, the Company initiated and began developing two new projects  a documentary film on the yoga industry tentatively entitled the “Yoga Project” and a stage musical investment entitled “ModRock”. Expenses for both projects will be amortized in the ordinary course.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012

NOTE 4: PREPAID EXPENSES

Prepaid advertising
The Company acquired rights to radio media from RTV Media Corp. on June 1, 2008 in exchange for 2,000,000 shares of common stock, which we valued at $.10 per share.  The Company was assigned rights to receive certain radio media, approximately 1,000 sixty second ads or 2,000 thirty second ads, or some combination of both on a national radio network.  At August 31, 2008 we estimated that only $100,000 of the media rights would be used in the future. In its 3rd Quarter of its fiscal year ending August 31, 2011 the Company determined that there was no, current, certainty that this assets would be, timely, utilized so the asset has been determined to be impaired and an expense of $100,000 has been recognized. The carrying value of the prepaid advertising is $0 at February 29, 2012.

Prepaid consulting
The Company entered into two consulting agreements during the year ended August 31, 2010.  In exchange for consulting services, 208,400 and 1,400,000 shares of common stock were issued at a total value of $16,084. The consulting services are being expensed over the term of the contracts which is one year in both cases. The remaining balance of prepaid consulting was $0 as of February 29, 2012.

NOTE 5: NOTE PAYABLE – LEGAL

The Company entered into negotiations, during the period for a reverse merger.  After careful due diligence it was determined that the prospective merger candidate misrepresented itself and its financial position thus ending the reverse merger.  The prospective merger candidate had a written contract to assume all legal costs in connection with the transaction however they failed to pay the debts.  The Company has assumed the legal costs believing that it may have use for the work product in the future.  The Company entered into an unsecured note with a law firm as means of paying these legal fees. The terms of the note are 7.5% interest with full payment due on or before July 31, 2012.  The balance of the note payable at February 29, 2012 is $17,997, with interest for the six months ending February 29, 2012 of $674.

NOTE 6: NOTES PAYABLE – SHAREHOLDERS

The Company’s principal shareholder, Lux Digital Pictures GmbH Partners loaned the Company $15,050 on May 29, 2008. The loan is unsecured, bears 18% interest and is due on demand. A principal payment of $1,475 was made on January 20, 2012 reducing the balance to $13,575. Interest expense of $639 was recorded on this loan during the three months ended February 29, 2012.

The Company’s CEO loaned the Company $13,500 on March 30, 2011. The loan is unsecured, bears no interest if the balance is paid in full by December 31, 2011. If unpaid at that date the Company agrees to pay 10% interest and the loan becomes is due on demand. This loan was completely paid off during the quarter ended February 29, 2012. Interest expense of $0 was recorded on this loan during the three months ended February 29, 2012.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012

NOTE 7: CONVERTIBLE NOTE PAYABLE

The Company issued a convertible note for $70,000 to an unrelated party on May 14, 2010.  The note bore 8% interest and matured on February 14, 2011. The note was fully converted into common shares of the Company as follows:

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

On September 20, 2011 the Company converted $4,852 of the loan to 1,067,797 shares of common stock.

The Company, subsequently, issued a second convertible note for $78,500 to the same unrelated party on September 27, 2011. The note bears 8% interest and will mature on May 27, 2012. The note is convertible into shares of common stock of the Company beginning 120 days after the issuance and up until the note comes due (or later if extended). The note is convertible into shares of common stock at a rate of 61% of the market price on the date of conversion. The investor will be limited to convert no more than 4.99% of the issued and outstanding common stock at time of conversion at any one time. Interest expense of $1,566 was recorded on this loan for the three months ended February 29, 2012.

The Company, subsequently, issued a third convertible note for $78,500 to the same unrelated party on December 28, 2011. The note bears 8% interest and will mature on May 27, 2012. The note is convertible into shares of common stock of the Company beginning 120 days after the issuance and up until the note comes due (or later if extended). The note is convertible into shares of common stock at a rate of 61% of the market price on the date of conversion. The investor will be limited to convert no more than 4.99% of the issued and outstanding common stock at time of conversion at any one time. Interest expense of $860 was recorded on this loan for the three months ended February 29, 2012.

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

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012

NOTE 8: STOCKHOLDERS’ EQUITY (CONTINUED)

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

The 2,500,000 shares of preferred stock are convertible to common shares, at the holder's election, at a rate of 10 common shares for each preferred share, provided they have been held for at least two years and these shares were converted to common on November 28, 2011.

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

On September 20, 2011 the Company issued 1,067,797 shares of common stock in conversion of $4,852 of convertible debt.

On November 21, 2011 the Company issued 400,000 shares of common stock as payment for legal services received.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012

NOTE 8: STOCKHOLDERS’ EQUITY (CONTINUED)

On November 28, 2011 the Company issued 25,000,000 shares of common stock in conversion of 2,500,000 shares of its own preferred stock.

On November 28, 2011 the Company issued 34,200,000 shares of common stock to its principal shareholder in resolution of an anti-dilution provision.

The Company had 128,391,023 shares of common stock issued as of March 19, 2012.

NOTE 9 – INCOME TAXES

The components of the provision for income tax expense (benefit) are as follows:

	February 29, 2012	February 28, 2011
Current:
Federal corporate income tax (20%)	$0	$500
State corporate income tax (13%)	0	320
Total	0	820
Deferred:
Federal corporate income tax	(13,928)	0
State corporate income tax	(9,053)	0
Less: valuation allowance	22,981	0
Total	0	0

Total Provision (Benefit) for Income Taxes	$0	$820

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for this arrangement to continue. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to February 29, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events discussed above.

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

We were formed to develop businesses, assets and opportunities in the digital motion picture production and distribution industry and some related fields. Lux Digital Pictures, Inc. (“Lux” or the “Company”) operates its businesses under several names and divisions (“brands”) and the Company believes it will be able to compete in today’s entertainment industry marketplace by controlling production costs and by limiting its distribution expenses using, primarily, online marketing tools to promote its products and to further develop its digital strategies. The Company has only been able to raise limited amounts of new capital, at this point, to grow and expand its businesses and it is actively seeking opportunities to capitalize, re-capitalize the Company, acquire affiliated and unaffiliated businesses and assets or combine or sell the Company in a manner that will be beneficial to shareholders. The Company hired an outside advisor during the 1st Quarter of its fiscal 2012 to help it develop strategies, review opportunities and evaluate affiliate assets and in early April 2012 the Company was in active negotiations with a business to do a reverse merger via an asset acquisition or other combination. As of this filing there were, however, no binding agreements in place nor is there any assurance that such a transaction will occur in the near future.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

 Results of Operations for the Quarter ending February 29, 2012

Assets

As of the three months ending February 29, 2012 the Company had Total Assets of $671,293, Total Current Liabilities of $232,378 and Total Stockholders’ Equity of $438,915 compared with Total Assets of $585,852, Total Current Liabilities of $127,640 and Total Stockholders’ Equity of $458,212 for the Company’s prior fiscal year ending August 31, 2011. The increase in Company assets in the current three month period is, principally, attributable to increased capitalized production expense and to receiving cash from a new Convertible Note.

Revenue and Operating Expense and Net Income

For the three months ending February 29, 2012 the Company had a Net Loss of $21,578, Gross Revenues of $15,981, and Total Operating Expenses of $34,141 compared with a Net Income of $5,462, Gross Revenues of $43,021 and Total operating Expenses of $30,377 for the Company’s three month period ending February 29, 2012. The  Net Loss in this period is due, primarily, to the Company amortizing more of its film costs, increased professional and consulting fees, the retirement of a shareholder note and collecting less film product revenue. Revenues decline in the period, primarily, due to older film product producing less domestic revenue and the Operating Expenses increased, primarily, due to incurring more professional and consulting fees during the period.

Liquidity and Capital Resources

As of the period ending February 29, 2012 the Company had $148,272 in cash, $189,347 in Accounts Receivable and $327,432 in net unamortized film costs. As of August 31, 2011 the Company had $34,928 in cash, $248,700 in Accounts Receivable and $295,414 in net unamortized film costs. The Company’s cash was, primarily, generated from its motion picture distribution and a new Convertible Note for $78,500. The increase in cash is due, primarily, to the receipt of the funds from the Convertible Note. The Company believes it has sufficient cash resources available to fund its primary operations for the next twelve (12) months subject to the timely collection of its Account Receivables. The Company cannot, however, fully fund its prospective digital online business concepts or grow the Company in any material way until it is able to raise additional monies. The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 accepted by the SEC on May 21, 2009. During the three months ending February 29, 2012 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

During the three months ending February 29, 2012 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Plan of Operation and Liquidity

As of February 29, 2012 the Company believes it has sufficient cash resources available to fund its primary operations for the next twelve (12) months.  In order to fund the further development of its Assets the Company intends to attempt to raise additional Equity through the sale of common shares of its stock and via the conversion of Notes; however, as of April 3, 2012 the Company has not entered into any negotiations to sell any shares. The Company has no current off balance sheet arrangements and no agreements with its shareholders, officer or director to provide funds for operations in the future.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended February 29, 2012, our Chief Executive Officer and Chief Financial Officer as of February 29, 2012, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of February 29, 2012, our internal control over financial reporting was effective.

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
__________
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

LUX DIGITAL PICTURES, INC.

Date: April 13, 2012	By:	/s/ Ingo Jucht
Name: Ingo Jucht
Title: President, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: April 13, 2012	By:	/s/ Ingo Jucht
Name: Ingo Jucht
Title: Director