Form 10-Q
period 2012-05-31
Lux Digital Pictures, Inc.
filed 2012-07-23
CIK 1442376

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

LUX DIGITAL PICTURES, INC.
(Exact name of registrant as specified in its charter)

Wyoming	22-2589503
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

For correspondence, please contact:

347 Chapala Street
Santa Barbara, California 93101
(Address of principal executive offices)

(805) 308-9152
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

At July 11, 2012, there were 183,958,411 shares of the Company’s common stock outstanding.

LUX DIGITAL PICTURES, INC.
BALANCE SHEETS
AS OF MAY 31, 2012 AND AUGUST 31, 2011

	May 31, 2012 (Unaudited)	August 31, 2011
ASSETS
Current Assets
Cash	$75,100	$-
Prepaid Expenses	92,104	-
Current Assets of Discontinued Operations	-	585,852
Total Current Assets	167,204	585,852
Capitalized Software, net of Accumulated Amortization of $1,128	81,892	-
Total Assets	249,096	$585,852

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$28,840	$-
Current Liabilities of Discontinued Operations	-	99,140
Convertible Notes Payable – in Default	179,500	28,500
Total Current Liabilities	208,340	127,640
Commitments and Contingencies
Stockholders’ Equity
Common Stock, $0.001 Par Value, 1,000,000,000 Shares Authorized, 171,029,118 and 61,268,701 Shares Issued and Outstanding	171,029	61,268
Preferred Stock, $0.001 Par Value, 4,999,900 Shares Authorized, 0 and 2,500,000 Shares Issued and Outstanding	-	2,500
Series A Convertible Preferred Stock, $0.001 Par Value, 100 Shares Authorized, 100 and 0 Shares Issued and Outstanding	-	-
Additional Paid in Capital	1,707,608	704,008
Treasury Stock	400	400
Accumulated Deficit	(1,838,281)	(309,964)
Total Stockholders’ Equity	40,756	458,212
Total Liabilities and Stockholders’ Equity	$249,096	$585,852

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2012 AND 2011

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011

Net Revenues	$-	$-	$-	$-
Costs of Sales	-	-	-	-
Gross Profit	-	-	-	-
Operating Expenses
Officer Compensation	5,161	-	5,161	-
Depreciation	1,128	-	1,128	-
Other Operating Expenses	4,425	-	4,425	-
Total Operating Expenses	10,714	-	10,714	-
Loss From Continuing Operations Before Interest Expense, Provision for Income Taxes and Discontinued Operations	(10,714)		(10,714)
Interest Expense	(7,081)	-	(7,081)	-
Loss From Continuing Operations Before Provision for Income Taxes and Discontinued Operations	(17,795)	-	(17,795)	-
Provision for Income Taxes	-	-	-	-
Loss From Continuing Operations	(17,795)	-	(17,795)	-
Loss From Discontinued Operations	(41,464)	(210,319)	(111,106)	(213,268)
Net Loss	$(59,259)	$(210,319)	$(128,901)	$(213,268)
Dividend	(1,399,416)	-	(1,399,416)	-
Net Loss Attributable to Common Shareholders	$(1,440,880)	$(201,319)	$(1,528,317)	$(213,268)
Basic Net Loss Per Share
Continuing Operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued Operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted Net Loss Per Share
Continuing Operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued Operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Number of Common Shares Used to Compute Net Loss per Common Share
Basic	139,438,409	51,539,223	112,753,558	50,789,967
Diluted	139,438,409	51,539,223	112,753,558	50,789,967

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MAY 31, 2012 AND 2011

	Nine Months Ended May 31,
	2012	2011

Cash Flows From Operating Activities of Continuing Operations:
Net Loss	$(128,901)	$(213,268)
Discontinued Operations	111,106	213,268
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,128	-
Changes in Assets and Liabilities
Increase in Prepaid Expenses	(92,104)
Increase in Accounts Payable	28,840	-
Net Cash Used in Operating Activities of Continuing Operations	(79,931)	-

Cash Flows From Financing Activities of Continuing Operations:
Proceeds From Convertible Debt	78,500	-
Net Cash Provided by Financing Activities of Continuing Operations	78,500	-

Cash Flows Provided by Discontinued Operations:
Cash Flows From Operations Activities of Discontinued Operations	2,831	52,317
Cash Flows From Investing Activities of Discontinued Operations	(68,325)	(144,268)
Cash Flows From Financing Activities of Discontinued Operations	142,025	13,500
Effect of Change in Cash of Discontinued Operations	76,531	199,768

Net Increase in Cash and Cash Equivalents	75,100	(78,451)
Cash and Cash Equivalents – Beginning	-	133,537
Cash and Cash Equivalents – Ending	$75,100	$55,086

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-
Cash Paid for Income Taxes	$-	$-
Supplemental Non-Cash Investing and Financing Transactions
Conversion of Debt to Common Stock	$84,500	$10,000
Computer Software Contributed by Shareholder	$83,020	$-

The accompanying notes are an integral part of the financial statements.

LUX DIGITAL PICTURES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2012 AND 2011

NOTE 1 - NATURE OF BUSINESS

Lux Digital Pictures, Inc. was incorporated on May 6, 2008 under the laws of the State of Wyoming. Lux Digital Pictures, Inc. is referred to herein as the "Company". The Companyoperates WatchThis™, a business based on a patent-pending advanced digital media player technology, DionyVision™ that provides commercial free content with unobtrusive in-show advertising.  This technology incorporates enhanced product placement with user driven requests for additional information on those items they deem pertinent to their lifestyle.

On May 16, 2012, the Company discontinued its previous entertainment industry operations and disposed of all assets and liabilities associated with those operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year end is August 31. References to 2012, for example, refer to the fiscal year ending August 31, 2012.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Capitalized Software

Costs related to certain software and website development activities are expensed as incurred (such as planning and operating stage activities) in accordance with ASC 350-40, Internal Use Software. Costs relating to certain website application and infrastructure development are generally capitalized, and are amortized over their estimated useful lives, generally three years.

Management evaluates the useful lives of its websites and capitalized software on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

The Company capitalized $83,020 and $0 thousand, respectively, of software during the three months ended May 31,2012 and 2011. Amortization expense associated with software totaled $1,128 and $0 during the three months ended May 31, 2012 and 2011, respectively.

Revenue Recognition

Revenues are recorded when earned. The Company anticipates entering into third party advertising contracts with certain advertising agencies. These contracts will likely be structured to generate revenues for the Company based on the number of unique views the WatchthisTM platform generates for its advertisers.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued interest and convertible notes payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Basic and Diluted Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of May 31, 2012 the Company had outstanding convertible debt that was convertible into approximately 120,000,000 shares of the Company’s common stock based on a conversion formula specific to the convertible debt. These stock equivalents were anti-dilutive and have been excluded in the diluted net loss per share computation for each period presented.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the results of its operations, financial position or cash flow.

Reclassifications

Certain reclassifications to the Company’s condensed balance sheets and condensed statements of operations have been made to the August 31, 2011 and May 31, 2011 financial statements to conform to the presentation of these financial statements.  Other than adjustments required by ASC 810-10-65, these reclassifications did not impact the Company’s revenues, net income, total assets, total liabilities or total equity for the three and nine months ended May 31, 2012 and as of August 31, 2011, respectively.

NOTE 3 – CHANGE OF CONTROL AND ONE-TIME DIVIDEND

On May 16, 2012, the Company’s majority shareholders executed a stock purchase agreement (the “SPA”) with an individual, Michael Hill. The SPA provided for the issuance of 100 shares of Series A Preferred Stock (the “Preferred Shares”) to the former majority shareholders of the Company. The Preferred Shares are convertible into 10% of the Company’s common stock at any time subsequent to the execution date of the SPA.The SPA caused the transfer of the majority shareholders’ common stock in the Company to Michael Hill in exchange for all of the Company’s assets and the majority of its liabilities as of that date. The SPA also provided for a contribution of assets by Michael Hill, namely the WatchthisTM software. As a result of the SPA, the former majority shareholders received a dividend in the form of the majority of the Company’s net assets and the newly issued Preferred Shares valued at $1,399,416. The net assets totaled $570,479. The Preferred Shares issued to the former majority shareholders were valued at $921,041 based on a discounted cashflow calculation of the WatchthisTM and RadioLoyalty, Inc. financial projections developed by management. The Company received the WatchthisTM software valued at $83,020. The Company’s securities attorney also received Preferred Shares in exchange for services to be provided in connection with the SPA. Those services were valued at $92,104.

Michael Hill is a controlling shareholder in Radioloyalty, Inc., a California corporation (“RL”). In connection with the SPA, Michael Hill is obligated to cause the Company to acquire RL by October 1, 2012.RL utilizes its Universal PlayerTM to simultaneously broadcast radio station audio content and in-broadcast video and display advertising on internet and mobile platforms. RL has over 1,000 radio station customers and has generated $1,000,000 in revenues (unaudited) since its inception on December 1, 2011. RL’s financial statements are currently being prepared in accordance with generally accepted accounting principles in the United States of America. As long as the acquisition of RL occurs by October 1, 2012, the SPA will remain effective. The Company and RLboth currently expect to be able to complete theacquisition before October 1, 2012.

NOTE 4 – DISCONTINUED OPERATIONS

Current assets of discontinued operations at May 31, 2012 and August 31, 2011 are detailed in the table below.

	May 31,	August 31,
	2012	2011

Cash	$-	$34,928
Accounts Receivable	-	248,700
Property & Equipment, Net	-	6,810
Unamortized Film Costs, Net	-	295,414
Total	$-	$585,852

Current liabilities of discontinued operations at May 31, 2012 and August 31, 2011 are detailed in the table below.

	May 31,	August 31,
	2012	2011

Accounts Payable	$-	$22,020
Accrued Interest	-	15,573
Estimated Costs to Complete Films	-	15,000
Note Payable – Legal	-	17,997
Note Payable – Shareholder	-	13,500
Note Payable – Shareholder	-	15,050
Total Liabilities	$-	$99,140

The results of operations of the discontinued entertainment business are presented in the condensed consolidated unaudited statement of operations for the three and nine month periods ended May 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2012	2011	2012	2011

Sales	$-	$44,340	$26,865	$105,587
Operating Expenses	-	(100,012)	(90,671)	(159,383)
Other Income & Expenses	(41,464)	(101,882)	(47,260)	(105,887)
Provision for Income Tax	-	52,765	-	53,585
Net Loss From Discontinued Operations	$(41,464)	$(210,319)	$(111,106)	$(213,268)

NOTE 5 - SOFTWARE

Software consists of the following as of May 31, 2012 and August 31, 2011:

	May 31, 2012	August 31, 2011
Software - WatchthisTM	$83,020	$-
Less Accumulated Amortization	(1,128)	-
Property and equipment, net	$81,892	$-

The WatchthisTMassets were acquired from the Company’s Chief Executive Officer on May 16, 2012. As a result of the Chief Executive Officer’s ability to control both the Company and the WatchthisTM assets immediately prior to the acquisition, the transaction was considered to be a common control transaction whereby the value of the assets recorded on the Company’s books on the date of the acquisition was the historical carrying value of the WatchthisTM assets.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

On May 14, 2010, the Company issued a convertible note for $70,000 (the “1st Note”) to an unrelated party (the “Creditor”).  The 1st Note bore 8% interest and matured on February 14, 2011. The 1st Note was fully converted into common shares of the Company as follows:

On February 9, 2011, the Creditor converted $10,000 of the 1st Note to 1,265,823 shares of common stock.

On August 10, 2011, the Creditor converted $31,500 of the 1st Note to 9,729,478 shares of common stock.

On September 6, 2011 the Creditor converted $9,878 of the 1st Note to 2,173,913 shares of common stock.

On September 9, 2011 the Creditor converted $6,955 of the 1st Note to 1,530,612 shares of common stock.

On September 14, 2011 the Creditor converted $6,816 of the 1st Note to 1,500,000 shares of common stock.

On September 20, 2011 the Creditor converted $4,851 of the 1st Note to 1,067,797 shares of common stock.

On September 19, 2011, the Company issued a convertible note for $78,500 (the “2nd Note”) to the Creditor. The 2nd Note bears 8% interest with a maturity date of May 27, 2012. The 2nd Note is convertible into shares of common stock of the Company beginning 120 days after the issuance and up until the note comes due (or later if extended). The 2nd Note is convertible into shares of common stock at a rate of 61% of the market price on the date of conversion.  The investor will be limited to convert no more than 4.99% of the issued and outstanding common stock at time of conversion at any one time.

On March 28, 2012, the Creditor converted $8,000 of the 2nd Note to 3,809,524 shares of common stock.

On April 17, 2012, the Creditor converted $9,000 of the 2nd Note to 6,000,000 shares of common stock.

On May 7, 2012, the Creditor converted $7,500 of the 2nd Note to 6,250,000 shares of common stock.

On May 14, 2012, the Creditor converted $7,500 of the 2nd Note to 6,250,000 shares of common stock.

On May 18, 2012, the Creditor converted $7,500 of the 2nd Note to 6,250,000 shares of common stock.

On May 22, 2012 the Creditor converted $7,500 of the 2nd Note to 6,250,000 shares of common stock.

On May 31, 2012 the Creditor converted $9,000 of the 2nd Note to 6,428,571 shares of common stock.

As of May 31, 2012, a balance of $22,500 remained on the 2nd Note and was technically in default. The Creditor has not notified the Company of any penalties the Creditor wishes to impose on the Company but the Creditor has a right to impose certain default penalties as described within the convertible debt agreements including but not limited to demanding all debts owed to the Creditor be paid immediately at a rate equal to 135% of the then outstanding principal and interest balance.

On December 28, 2011, the Company issued a convertible note for $78,500 (the “3rd Note”) to the Creditor. The 3rd Note bears 8% interest and was originally due on May 27, 2012. The 3rd Note is convertible into shares of common stock of the Company beginning 120 days after the issuance and up until the note comes due (or later if extended). The 3rd Note is convertible into shares of common stock at a rate of 61% of the market price on the date of conversion.  The investor will be limited to convert no more than 4.99% of the issued and outstanding common stock at time of conversion at any one time. The full balance of the 3rd Note remained outstanding as of May 31, 2012 and was technically in default.The Creditor has not notified the Company of any penalties the Creditor wishes to impose on the Company but the Creditor has a right to impose certain default penalties as described within the convertible debt agreements including but not limited to demanding all debts owed to the Creditor be paid immediately at a rate equal to 135% of the then outstanding principal and interest balance.

On May 24, 2012, the Company issued a convertible note for $78,500 (the “4th Note”) to the Creditor. The note bears 8% interest and is due on March 1, 2013. The note is convertible into shares of common stock of the Company beginning 120 days after the issuance and up until the note comes due (or later if extended). The note is convertible into shares of common stock at a rate of 61% of the market price on the date of conversion.  The investor will be limited to convert no more than 4.99% of the issued and outstanding common stock at time of conversion at any one time. The full balance of the 4th Note remained outstanding as of May 31, 2012 and was technically in default from the date of issuance as a result of the Company’s default status with the other debts owed to the Creditor.The Creditor has not notified the Company of any penalties the Creditor wishes to impose on the Company but the Creditor has a right to impose certain default penalties as described within the convertible debt agreements including but not limited to demanding all debts owed to the Creditor be paid immediately at a rate equal to 135% of the then outstanding principal and interest balance.

Interest expense on all debts owed to the Creditor during the three and nine months ended May 31, 2012 totaled $3,089 and $7,081, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,005,000,000 shares, in aggregate, consisting of 1,000,000,000 shares of common stock, $0.001 par value, 4,999,900 shares of preferred stock, $0.001 par value and 100 shares of Series A Preferred Stock, $0.001 par value. The Company's Certificate of Incorporation authorizes the Board of Directors (the "Board") to determine the preferences, limitations and relative rights of any class or series of Company preferred stock prior to issuance and each such class or series must be designated with a distinguishing designation prior to issuance. As of May 31, 2012, 171,029,118, 0 and 100 shares of the Company’s common stock, preferred stock and Series A Preferred Stock were issued and outstanding, respectively.

During the three months ended November 30, 2011, the Company issued 6,272,322 shares of common stock to convert the remaining balance of the 1st Note, $28,500 to common stock.

During the three months ended May 31, 2012, the Company issued 41,238,095 shares of common stock to convert $56,000 of the 1st Note to common stock.

On September 13, 2011, the Company issued 1,250,000 shares of common stock valued at $12,500 as compensation to the Company’s prior Chief Executive Officer, in lieu of any cash compensation.

On November 21, 2011, the Company issued 400,000 shares of common stock valued at $4,000 as payment for legal services received.

On December 5, 2011, the Company issued 1,000,000 shares of common stock valued at $4,800 as payment for financial consulting services received.

On November 28, 2011, the Company issued 25,000,000 shares of common stock in conversion of 2,500,000 shares of its own preferred stock.

On November 28, 2011, the Company issued 34,200,000 shares of common stock to its principal shareholder in resolution of an anti-dilution provision.

On April 4, 2012, the Company issued 400,000 shares of common stock valued at $1,000 as payment for legal services received.

On May 16, 2012, the Company issued 99 shares of Series A Preferred Stock to its former majority shareholders and 1 share of Series A Preferred Stock to the Company’s securities counsel. Each share of Series A Preferred Stock is convertible into 0.1% of the Company’s outstanding common stock at the holder’s election. The shares are eligible to be converted by the holder at any time subsequent to the issuance date.

NOTE 8 – INCOME TAXES

The components of the provision for income tax expense (benefit) are as follows:

	May 31, 2012	May 31, 2011
Current:
Federal Corporate Income Tax (20%)	$-	$-
State Corporate Income Tax (13%)	-	-
Total	-	-
Deferred:
Federal Corporate Income Tax	-	-
State Corporate Income Tax	-	-
Less: valuation allowance	-	-
Total	-	-

Total Provision (Benefit) for Income Taxes	$-	$-

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for this arrangement to continue.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to May 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events discussed above.

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

We were formed to develop businesses, assets and opportunities in the digital motion picture production and distribution industry and some related fields. The Company was only able to raise limited amounts of new capital to grow and expand its businesses and it is actively seeking opportunities to capitalize, re-capitalize the Company, acquire affiliated and unaffiliated businesses and assets or combine or sell the Company in a manner that will be beneficial to shareholders. The Company hired an outside advisor during the 1st Quarter of its fiscal 2012 to help it develop strategies, review opportunities and evaluate affiliate assets.

Discussions with a potential acquisition target, Radioloyalty, Inc., a California corporation (“RL”), were initiated in April 2012. On May 16, 2012, the Company’s majority shareholders executed a stock purchase agreement (“SPA”) with the Chief Executive Officer of RL, Michael Hill, to complete a transaction whereby RL would acquire majority control of the Company in a transaction commonly known as a reverse acquisition. At the time, RL’s financial statements were not kept in accordance with generally accepted accounting principles in the United States of America. As a result of the parties desire to complete a transaction, the Company’s majority shareholders and Michael Hill agreed that the transaction could be executed with certain contingencies provided for. The primary contingencies are as follows:

1.	Michael Hill would contribute certain assets of RL, namely the WatchthisTM software and related business, to the Company as of May 16, 2012.
2.	Michael Hill would ensure that the reverse acquisition between the Company and RL will proceed by October 1, 2012.
3.
The former majority shareholders of the Company would receive shares in a new class of stock, a Series A Preferred Stock, which would be convertible into 10% of the Company’s common stock at the holder’s discretion.

As long as the contingencies are met, the reverse acquisition will proceed as planned. The Company and RL fully expect that the reverse acquisition will close before October 1, 2012. RL anticipates submitting financial statements for the period from inception, November 30, 2011, through May 31, 2012, to satisfy all SEC reporting requirements associated with the reverse acquisition.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Results of Operations for the Three and Nine Months Ending May 31, 2012

Assets

As of May 31, 2012 the Company had total assets of $249,096, total liabilities of $208,340 and total stockholders’ equity of $40,756. The decrease in the Company’s stockholders’ equity in the current period is, primarily attributed to the dividend issuance caused by the stock purchase agreement (“SPA”) between the former majority sharheolders of the Company and Michael Hill. The assets contributed on behalf of RL thus far, in order to secure the terms of SPA, are not significant from an accounting value standpoint but the Company believes these assets, namely the WatchthisTM software have significant intangible value.

Revenues, Costs of Sales and Gross Profit

For the three and nine months ending May 31, 2012 and 2011 the Company had no revenues, costs of sales or gross profit. The WatchthisTM business has yet to produce revenues for the Company. The Company anticipates revenue from this business will be realized beginning in the first quarter of fiscal year 2013.

Operating Expenses

Operating expenses for both the three and nine months ended May 31, 2012 and 2011 totaled $10,714 and $0, respectively. Expenses incurred by the Company for its continuing operations consisted of officer compensation, fees paid to a consultant for sales and marketing services and fees paid for software development and management.

Interest Expense

For the three and nine months ended May 31, 2012, interest expense was accrued for as a result of the Company’s various outstanding convertible debts.

Net Loss for the Three and Nine Months Ended May 31, 2012

Net loss totaled $59,259 and $128,901 for the three and nine months ended May 31, 2012. The net loss for both periods was primarily the result of the loss generated by the discontinued operations related to the entertainment business. The Company had no operations associated with its continuing operations during the three and nine months ended May 31, 2011.

Liquidity and Capital Resources

As of the period ending May 31, 2012 the Company had $75,100 in cash. As of August 31, 2011 the Company had $0 in cash. The increase in cash is due, primarily, to the receipt of the funds from the convertible debt issuance on May 24, 2012. The Company believes it has sufficient cash resources available to fund its primary operations for the next twelve (12) months. The Company cannot, however, fully fund its WatchthisTM operations and grow operations in any material way until it is able to raise additional monies. The Company has no, current off-balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 accepted by the SEC on May 21, 2009. During the three months ending May 31, 2012 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

During the three months ending May 31, 2012 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Plan of Operation and Liquidity

As of May 31, 2012 the Company believes it has sufficient cash resources available to fund its primary operations for the next twelve (12) months.  In order to fund the further development of its Assets the Company intends to attempt to raise additional Equity through the sale of common shares of its stock and via the conversion of Notes; however, as of July 16, 2012 the Company has not entered into any negotiations to sell any shares. The Company has no current off balance sheet arrangements and no agreements with its shareholders, officer or director to provide funds for operations in the future.

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended May 31, 2012, our Chief Executive Officer and Chief Financial Officer as of May 31, 2012, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of May 31, 2012, our internal control over financial reporting was effective.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITEIES

The Company is currently in default on approximately $179,500 in convertible debts. The Company is working with the creditor in order to resolve the default. No default penalties have been assessed by the creditor as of the date of this report.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6. EXHIBITS

(a) Exhibits:

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

LUX DIGITAL PICTURES, INC.

Date: July 23, 2012	By:	/s/ Michael Hill
Name: Michael Hill
Title: Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)