Form 10-K
period 2012-08-31
Lux Digital Pictures, Inc.
filed 2012-12-14
CIK 1442376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended August 31, 2012

Commission File Number: 333-153502

LUX DIGITAL PICTURES, INC.
(Exact name of registrant as specified in its charter)

Wyoming	26-2589503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

347 Chapala Street Santa Barbara, California	93101
(Address of principal executive offices)	(Zip Code)

(805) 308-9151
(Registrant’s telephone number, including area code)

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value	OTC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

On December 14, 2012 the registrant had 253,167,691 shares of common stock outstanding.

LUX DIGITAL PICTURES, INC.
FORM 10-K
TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K.

Some of the industry and market data contained in this Annual Report on Form 10-K are based on independent industry publications and publicly available information. This information involves a number of assumptions and limitations. Although we believe that each source is reliable as of its respective date, we have not independently verified the accuracy or completeness of this information.

As used herein, “Lux,” the “Company,” “we,” “our,” and similar terms refer to Lux Digital Pictures, Inc., unless the context indicates otherwise.

PART I.

ITEM 1. BUSINESS

The Company

Any references to “we,” ”our,” “us,” “Lux,” and the “Company” refer to Lux Digital Pictures, Inc.  We have only a nine-month operating history.  Our primary business is providing streaming solutions to broadcasters and content providers and earning revenue from advertisers.  As of the end of our fiscal year ending August 31, 2012 we had total assets of $1,329,830 and total stockholders’ deficit of $943,835. Revenues for the fiscal year were $1,742,318 and we had a net loss of $1,323,882. Please see the “Financial Statements” for more complete details.

Business Overview

Lux Digital Pictures is a leading digital media and technology services company. We provide streaming and advertisingservices through our RadioLoyaltyTM Platform to over 1,100 internet and terrestrial radio stations and other broadcast content providers. We have developed a patent-pending video in-steam technology that enables radio broadcasters to enhance the end users’ experience while maximizing the content owners return on investment. We anticipatethat we will be expanding our online product portfolio in the second quarter of the fiscal year ending August 31, 2013. We are also continuing development of WatchThis™, a patent-pending merchandising in-stream technology to provide IP television streaming services, advertising and e-commerce services. Our digital media and technology services are offered to a worldwide audience and customer base.

As of August 2012, we had over 86,000 registered users, which we define as the total number of accounts that have been created for our loyalty service at period end, and we were adding around 3,500 new registered users every month on average over the last 12 months. For the fiscal year ended August 31, 2012, we streamed over 15 million hours of content and had over 10 million user launches of our UniversalPlayerTM. According to a May 2012 report by ComScore, we are one of the top three in the Entertainment radio category with a potential reach of 83,000,000 unique people in the United States.

Our clients include broadcasters, station rep groups, content owners, direct marketers, brand advertisers and the advertising agencies that service these groups. We offer a suite of products and services that enable broadcasters, content owners and marketers to engage with their current and potential customers online and through internet and mobile devices to increase brand awareness and generate leads and sales. We also offer technology infrastructure tools and services that enable broadcasters and marketers to implement and manage their online advertising across multiple channels including display, email, video, social, and affiliate marketing. The range of products and services that we provide enables our clients to address all aspects of the digital marketing process, including strategic planning, campaign optimization, media sourcing, and comprehensive reporting and analytics.

We generate the audiences for our advertisers' campaigns through a unique combination of: broadcast streaming media players, station guides, mobile applications, our network of third-party websites, ad exchanges, ad network optimization providers, search engines, and websites that we own and operate in several key verticals. Our sophisticated data management platform harnesses the large amount of anonymous data that is generated by our businesses,. We utilize this data, along with our technology platforms and marketing expertise, to deliver measurable performance for our clients.

We are headquartered in Santa Barbara, California, with broadcast and content delivery network facilities in Santa Barbara, California and Los Angeles, California, respectively.

Industry Overview

The radio broadcast and internet streaming industry is changing rapidly. With this change, we believe there is growing opportunity across the industry for a provider of free quality programming, with a unique, proven advertising monetization model and sales network. While many content providers and technologies are focused on building audience, we believe that the opportunity to provide greater variety and more diverse programming to listeners, while being supported by uniquely generated advertising revenue will prove successful. We believe that our unique technology, coupled with a diverse programming portfolio, sales networks with a vastmarket coverage, and powerful targeting capabilities make our products and services unique and highly scalable. We believe we are among the leaders in identifying and utilizing industry-leading technologies. Our initial distribution platform, RadioLoyalty™, promotes efficiency for radio stations and streamlines daily operations resulting in a cost reduction for our customers. Our business is driven in part by our heightened focus on customer service, which has allowed us to develop and maintain long-standing relationships with radio stations, advertisers, programming partners and independent content providers. Our commitment to serving our customers and providing a high level of accountability is the core of our business model, and will continue to be so as we look for opportunities to expand our programming offerings and the services we provide.

We believe there is a large and growing market opportunity for our RadioLoyalty™ and WatchThis™ solutions. This market opportunity reflects several important trends:

•	many consumers are now equipped with high-speed broadband connections;

•	the cost of creating and producing professional audio and video content has dropped dramatically;

•	audio and video content consumption has become a mainstream online and mobile activity for consumers;

•	smartphones and tablets are rapidly becoming mainstream tools for digital media consumption;

•	increasingly, next-generation content experiences are being driven through an adoption of new multi-faceted connected consumer electronics;

Our Services

Our platform and offering allows content providers to stream content to an unlimited listenerbase.  We eliminate the bandwidth expense of streaming for our content providers and generate display, video and audio advertising revenues for both ourselves and our content providers.

We provide advertisers with a cost effective solution to reach their target audience at scale, from one source. Included in our audience is a consolidation of internet and mobile users accessing oursmall and medium sized broadcastproviders’content,who can take advantage of the advertising buys of our aggregate and targeted audience that spans the globe.

We provide listeners with free, unlimited access to over 1,100 stations with content including music, sports, talk radio, and more. Listeners can access our content providers across the world over the internet, popular mobile and tablet devices.

In the short term, we do not expect to generate any meaningful revenue directly from listeners, and will continue to focus our business model around advertising revenue.

Broadcasters/Radio Stations/Rep Groups/ Content Owners

We offer broadcasters and content providers a streaming media player and broadcasting platform at no cost. We generate revenue primarily from advertising. Stations can preserve their cash as well as use it to fuel growth because we offer our programming and services on a barter basis. Stations provide us with commercial airtime in return for our bandwidth/services on a 1:4display advertising impressions ratio. For example, we receive the first, fifth, ninth, etc. advertising impression as our barter fee and recognize 100% of the revenue from those ad impressions, with content providers being able to monetize the remaining impressions at their discretion. In most cases, we end up buying the remaining inventory from content providers. In almost every scenario, we are able to monetize the advertising inventory of our content providers at much higher ad rates then they are able to due to aggregation and our patent-pending in-stream video technology.  This advertising solution is what enables us to offer a compelling solution to content owners and sets us apart from our competitors.

We offer groups that represent radio broadcasters (“Rep Groups”) a self-managed software-as-a-service (“SAAS”) platform to provide management services to their respective station owners. We offer content providers a full-service partnership, which is unique in the radio industry.. When we work with a Rep Group they “represent” a content provider on a domestic and international level, our ad sales team reaches out to advertisers (both national and international), our content department provides audience metrics and relevant demographic information and our trafficking department provides back office support so content providers can focus on developing their content rather than focusing on the end user experience. Our sales teams are managed by industry veterans.

Listener/User

We offer our service to listeners at no cost through our Universal PlayerTM in online environments, and through our RadioLoyaltyTM app in popular mobile and I.P. environments. We generate revenue primarily from advertising. Listeners earn RadioLoyalty points for listening and other designated user interactions. Radio LoyaltyTM points can be redeemed in our store for merchandise but maintain a zero cash value at all times.

Listeners can also earn points by sharing their listening across social media using our share and refer a friend features. Our website and mobile apps are integrated with Facebook Connect allowing our listeners easy signup, login, and sharing functions with their Facebook friends.

Advertising /Advertising Agency/Advertising Network

We generate revenue primarily from advertising.We offer advertisers (and the advertising agencies that represent them) and sales networks with international market coverage and broad demographic targeting given our broad range of programming and services. With over 1,100 active radio stations as our clients, we help ensure advertisers that their message will be heard and seen worldwide by listeners they are seeking.

We believe our advertising network offers advertisers a powerful lead generation solution that effectively targets a global audience. Our network exclusively represents the media inventory of our owned properties including RadioLoyalty™ and WatchThis™ as well as other vertical based websites.We offer a comprehensive suite mixed of display, audio and video advertising products across our traditional computer, mobile and connected device platforms. Our advertising products allow both international, national, regional and local advertisers to target and connect with our audiencebased on attributes including geographic, demographic and content preferences, and we provide analytics for our advertisers detailing campaign metrics and performance.

•
Display Advertising. Our display products offer advertisers opportunities to gain exposure to our listeners through our desktop, internet and mobile service interfaces, which are divided between our UniversalPlayerTMcontaining our player and “now playing” information, and the information space surrounding our UniversalPlayerTM. Our display ads include IAB industry standard banner ads of various sizes and placements depending on platform and listener interaction.

•
Audio Advertising. Our audio advertising products allow custom audio messages to be delivered between songs during short ad interludes. Audio ads are available across all of our delivery platforms. On supported platforms, the audio ads can be accompanied by display ads to further enhance advertisers’ messages.

•
Video Advertising. Our video advertising products allowdelivery of rich branded messages to further engage listeners through in-banner click-initiated videos, video pre-roll before listeners are connected to content, and a unique and proprietaryvideo in-stream advertisement during commercial breaks.  We currently utilize video advertising through our desktop interfaces, and anticipateto expand video advertising across our mobile service interfaces in 2013.

We offer multiple pricing models designed around maximizing our customers' return on investment (RIO). Our display, audio, and videofor internet, IP connected devices and mobile advertising placements are offered on several pricing models including: cost-per-thousand-impression (CPM), whereby our customers pay based on the number of times the target audience is exposed to the advertisement; cost-per-view (CPV), whereby our customers pay based on the number of times a unique video asset is viewed by the consumer; cost-per-lead (CPL), whereby our customers pay when a consumer completes the pre-defined registration fields and submits the completed forms; cost-per-click (CPC), whereby payment is triggered only when an interested individual clicks on our customer's advertisement; and cost-per-action (CPA), whereby payment is triggered only when a specific, pre-defined action is performed by an online consumer.

Through our wholly-owned subsidiary StreamTrack Media, Inc. (“StreamTrack Media”), we offer lead generation services for advertisers and publishers through our advertising network.  Advertisers use our lead generation services to generate leads on a CPM, CPV, CPL, CPC and CPA basis while publishers use our advertising network to find advertisers to distribute to their internet traffic.  The publisher places the advertiser's display ads or text links on their website, in email campaigns, registration path, or in search listings, and receives a commission from the advertiser only when a visitor takes an agreed-upon CPM, CPV, CPL, CPC, or CPA action.

Technology/Platform/Websites

RadioLoyalty™

We believe that our RadioLoyalty™ platform is quickly becoming a leading way to listen to music, talk radio, and sports over the Internet, IP connected devices, tablets and on mobile devices. Listeners can listen to their favorite radio stations and songs while earning loyalty points redeemable for merchandise. With more than one thousand stations to choose from, we believe it is easy to find stations to love.

UniversalPlayer™

The UniversalPlayer™ Platform has standardized digital ad buying for more than one thousand internet radio stations. Its patent-pending technology for in-stream video ad insertion is unique and we believeit is changing the way the traditional internet radio model executes. As we continue to expand the use of our UniversalPlayer™ to a larger broadcaster base, we anticipateseeing significant increases in advertising rates and revenue with this addition.

WatchThis™

WatchThis™ incorporates the use of the DionyVision™ digital video player technology.  This technology is designed to revolutionize the entertainment industry through a convergence of original network content and interactive product placement based on keyword triggers or digital frame tagging. We anticipateseeing significant increases in revenue with the commercial launch of this technology.

Admaximizer™

We believe AdMaximizerTM provides cutting edge technology which can be utilized by brand owners to generate consumer leads and direct to consumer ecommerce transactions for their businesses.  Our platform is designed to provide the brand owner with broad consumer access, better response rates on advertisements, higher quality leads and the ability to measure the success of each advertising campaign.  Most importantly, this is a unique user experience with a nonintrusive advertising supported content delivery model.

Lead Generation Websites

We own approximately 55 websites and 1100 URLs (Uniform Resource Locators or internet domains) that have been acquired and developed over many years. Several of these websites have a strong, established history with the top tier search engines. We generate traffic to our websites, link our sites with key partners, and take other steps designed to improve the ranking of our sites on major search engines and improve their appeal to consumers who view them. We also monitor and perform search engine optimization on our sites to increase the profile of our sites on major search engines such as Google, Yahoo and Bing.

Our internet advertising network operates under StreamTrack Media. We provide advertisers with products and services to reach consumers online in a highly-focused manner leading to better response rates on advertisements, higher quality leads and the ability to measure the success of each advertising campaign.

RadioLoyalty™, an owned and operated property, can provide advertisers a cost effective means to reach its worldwide targeted audience. Through advertising, brands and direct response advertisers can generate both brand awareness and generate leads.

Intellectual Property

We currently have two patent-pending applications with the United States Patent and Trademark Office (“USPTO”). The patent-pending for our RadioLoyaltyTMlive broadcast video in-stream ad insertion technology which was filed in August of 2012.  The patent-pending for our WatchThisTM keyword triggered in-content merchandising was filed in 2008.

Our success may be greatly impacted by our ability to have these patents approved by the USPTO. We not only rely on our patent-pending applications to protect our intellectual property. We also rely on our trade secrets, copyrights, trademarks, technology protocols, and contractual restrictions. Our employees, business partners and consultants enter into confidentiality and proprietary rights agreements.   We control access and distribution of our confidential and proprietary information.

We plan to file for additional patent protection, abroad where appropriate and cost effective.

Our registered trademarks in the United States include “Jetcast.”

Distribution

The RadioLoyaltyTM platform primarily generates listeners from its content provider’s websites.  It also generates listeners through its station guide on radioloyalty.com as well as syndication of its station guide to third party websites.  Through a “listen live” or similar button on content provider’s websites and guides, listeners launch the UniversalPlayerTM.  In addition to streaming to traditional online computers, we have developed and deployed popular mobile apps for Android phones, Blackberry Playbooks, and IOS devices including iphones and ipads. We plan to make the RadioLoyaltyTM service available on additional devices through partnerships with electronic manufacturers and OEM providers

Revenue Model

We derive most of our revenues from the sale of advertising. Advertisers buy inventory and lead generation services from us on a CPM, CPL, CPV, CPC and CPA basis. We deploy pre-roll video advertisements to listeners prior to reaching their desired content, and then deploy in-stream video advertisements during our content provider’s scheduled commercial breaks using our patent-pending technology. We further monetize content with display advertising consisting of IAB compliant 300x250 and 728x90 (among other) ad units within the UniversalPlayerTM, monetization outside of the player and through our member’s area.  Additional revenue is generated from lead generation services which connect advertisers with their target audience.

There are a number of factors that influence our revenue, that include but are not limited to: (1) our financial funding requirements and ability to operate; (2) the growth and maintenance of our content providers and listeners; (3) the economic conditions of the United States and Worldwide economies; (4) competition from other streaming providers; and (5) advertiser demand for inventory.

Sales and Marketing

We market our products and services primarily through print advertising, online advertising, and referrals.  We also market them through our internal websites, and participating in trade shows and other media events.

We have a sales team dedicated to recruit advertisers and advertising networks to purchase advertising and leads from us. We also have a team focused on publisher and station guide distribution through our advertising network.

Our content provider onboarding team assists with the recruitment, setup and optimization of content providers.

Our listener marketing team is in charge of portraying our brand messaging through our players and improving the experience to drive listener hours. Through refer a friend and the share features in the UniversalPlayerTM, viral listeners are generated for us and our content providers providing a powerful tool for growth.

Competition

Competition for Listeners

A number of factors affect how we compete for listening time. These include the demand and accessibility of the content, the quality of the listening experience, advertising perception, brand awareness, and the advertising dollars spent on marketing campaigns. We offer our service at no cost providing unlimited listening. We also award loyalty points and provide viral incentives to our listeners, which we believe helps grow our listenership. Many of our current and potential future competitors enjoy substantial competitive advantages including greater brand recognition, longer operating histories, larger marketing budgets, as well as greater technical, personal, financial and other resources. We compete for listeners with other content providers, including satellite radio providers such as Sirius XM, terrestrial and online radio providers such as Clear Channel, Slacker, and iHeart, and services such as Pandora that provide personalized content.

While we believe that our service and business model will result in us gaining a larger market share, competition for listeners could result in listeners moving or not coming onto our platform in favor of a competing service. Our ability to operate and grow is dependent on generating additional listeners.

Competition for Content Providers:

We face competition from providers of other streaming platforms that offer services and tools to content providers. The content delivery marketplace continues to evolve rapidly providing listeners with a growing number of alternatives and new content delivery platforms.

Our primary competitors include Clear Channel, Cumulus Media, and Pandora.  Unlike our primary competitors, we do not own radio stations and are a technology platform that is not affiliated with or controlled by a major media company or broadcaster. We believe this operating model gives us distinct advantages, including not limited to being liable for the content royalties that these competitors are. We market our platform to content providers that we believe will have desirable listening audiences. Our technology provides these content providers with a way to eliminate broadband streaming expenses and earn increased revenue, while holding the content provider responsible for content royalties.

We believe that the quality, diversity and breadth of our programming and services, coupled with our advertising sales forces and unique monetization model supported by patent-pending technology, enable us to compete effectively with other forms of media and content delivery networks.While we believe our platform offers unique advantages over other streaming platforms, content providers may choose not to stream using our platform in favor of other platforms.

Other Media Forms. Other providers of content delivery provide content through internet streaming and IPtelevision, provide on demand services such as Hulu, Vevo, or YouTube,. We compete for the time and attention of listeners with all other media forms.  These content services pose a competitive threat.

Competition for Advertisers

We compete with other content providers for higher advertising rates and a share of our advertising customers’ overall marketing budgets. A number of factors impact competition for advertisers including but not limited to: technology capabilities, budgets, pricing structures, the ability to generate successful campaign metrics, return on investment, and targeting abilities. We believe that our patent-pending video in-stream ad insertion technology gives us a unique advantage.However, securing budget and premium rates from advertisers is intensely competitive and rapidly changing. With new companies entering the market and the introduction of new technologies, we expect competition to increase and potentially have an adverse effect.

Our competitors include:

Other Internet Companies. As web based advertising becomes more popular, the market for online advertising is becoming increasingly competitive. We compete for online advertisers with other internet websites such as Pandora, Spotify, AOL, Slacker, Facebook, Google, MSN, and Yahoo! These large internet companies with greater brand recognition may have greater funding, more skilled personal, technology and intellectual property advantages, and consequently enjoy significant advantages.

Broadcast Radio. Terrestrial and satellite broadcasting are significant sources of competition for advertising dollars. These providers deliver ads across platforms that may be more familiar to traditional advertisers than the internet or mobile advertising opportunity we offer. Advertisers may not want to migrate advertising dollars to our internet-based platform because of this source of competition.

Television and Print Media Providers. Traditional media companies in television and print such as CBS, ABC and NBC are a source of competition for advertising dollars. These traditional media types present competitive challenges in attracting advertising dollars including larger established audiences, greater operating history, and greater brand recognition.

Government Regulation

As a company conducting business on the internet, we are subject to a number of foreign and domestic laws and regulations relating to consumer protection, information security, data protection and privacy, among other things. Many of these laws and regulations are still evolving and could be interpreted in ways that could harm our business. In the area of information security and data protection, the laws in several states require companies to implement specific information security controls to protect certain types of information. Likewise, all but a few states have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their information. Any failure on our part to comply with these laws may subject us to significant liabilities.

We are also subject to federal and state laws regarding privacy of listener data. Our privacy policy and terms of use describe our practices concerning the use, transmission and disclosure of listener information and are posted on our website. Any failure to comply with our posted privacy policy or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. Further, any failure by us to adequately protect the privacy or security of our listeners’ information could result in a loss of confidence in our service among existing and potential listeners, and ultimately, in a loss of listeners and advertising customers, which could adversely affect our business.

Seasonality

Our results may reflect the effects of some seasonal trends in listener behavior due to increased internet usage and sales of media-streaming devices during certain vacation and holiday periods. For example, we expect to experience increased usage during the fourth quarter of each calendar year due to the holiday season, and in the first quarter of each calendar year due to increased use of media-streaming devices received as gifts during the holiday season. We may also experience higher advertising sales during the fourth quarter of each calendar year due to greater advertiser demand during the holiday season.  Given the rapid growth of new media delivery and new user device adoption, we may see a shift in this pattern in the future.

Employees

As of August 31, 2012, we had 15 employees. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

Corporate and Available Information

We were incorporated as a Wyoming corporation on May 6, 2008. Our principal executive offices are located at 347 Chapala Street, Santa Barbara, California 93101 and our telephone number is (805) 308-9151. Our website is located at www.streamtrack.com.

We have an August 31 fiscal year end. Accordingly, in this Annual Report on Form 10-K, all references to a fiscal year refer to the 12 months ended August 31 of such year, and references to the first, second, third and fourth fiscal quarters refer to the three months ended November 30, February 28, May 31 and August 31, respectively.

We file reports with the Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any other filings required by the SEC. During the year ended August 31, 2012, we plan to make available on our Investor Relations website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http:// www.sec.gov ) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS

Not required for small business issuers.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive offices are located in Santa Barbara, California in a 5,369 square-foot facility, under four operating leases, each of which expire on May 15, 2014.

Our primary data center is hosted by net2EZ, a leading provider of hosting services, in Los Angeles, California, and is designed to be redundant and fault tolerant. Backup systems in California can be brought online in the event of a failure at the primary data center. The backup sites enable additional fault tolerance and will support our continued growth.

The data centers host the streamtrack.com website, external streaming and hosting, andintranet applications that are used to manage the website ad-serving and content delivery. The websites are designed to be fault-tolerant, with a collection of identical web servers connecting to an enterprise database. The design also includes load balancers, firewalls and routers that connect the components and provide connections to the internet. The failure of any individual component is not expected to materially affect the overall availability of our website, however we cannot guarantee that our websites will always be error free or operational24/7.

We believe that our current facilities are adequate to meet our customers’ needs for the near future and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at this time are considered to be material to our business or financial condition. We may file collection actions or be involved in other litigation in the future

ITEM 4.	MINE SAFETY DISLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the OTC Bulletin Board (the “OTC”) under the symbol “LUXD.” The following table sets forth the range of high and low sales prices on the OTC of our common stock for the periods indicated, as reported by the OTC.

Our common stock has traded on the OTC Bulletin Board under the symbol “LUXD” since August 27, 2009.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the OTC Bulletin Board.

	High	Low
Fiscal Year Ended August 31, 2012
First quarter (September 1, 2011 – November 30, 2011)	$0.0180	$0.0030
Second quarter (December 1, 2011 – February 29, 2012)	$0.0055	$0.0011
Third quarter (March 1, 2012 – May 31, 2012)	$0.0050	$0.0013
Fourth quarter (June 1, 2012 – August 31, 2012)	$0.0030	$0.0011

	High	Low
Fiscal Year Ended August 31, 2011
First quarter (September 1, 2010 – November 30, 2010)	$0.0310	$0.0110
Second quarter (December 1, 2010 – February 29, 2011)	$0.0150	$0.0100
Third quarter (March 1, 2011 – May 31, 2011)	$0.0300	$0.0019
Fourth quarter (June 1, 2011 – August 31, 2011)	$0.0240	$0.0015

On August 31, 2012, the closing price per share of our common stock as reported on the OTC Bulletin Board was $0.0026 per share. As of December 14, 2012, there were approximately 250 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

Dividend Policy

We have not declared or paid any cash dividends on our common stock and currently do not anticipate paying any cash dividends in the foreseeable future. Instead, we intend to retain all available funds and any future earnings for us in the operation and expansion of our business. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, future prospects, applicable Wyoming law.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

Series A Preferred Stock

EffectiveMay 16, 2012, the Company issued 100 shares of Series A Preferred Stock to Lux GmbH, the former majority shareholder of the Company pursuant to a stock purchase agreement dated May 16, 2012. Each share of Series A Preferred Stock has voting rights equal to the voting equivalent of the common stock into which it is convertible at the time of the vote. All outstanding shares of Series A Preferred Stock will automatically convert into common stock on the first business day after the closing date of the acquisition by the Company of 100% of the total issued and outstanding capital stock of Radio Loyalty, Inc., a California corporation. The holders of the Series A Preferred Stock arenot entitled to dividends.  The Series A Preferred Stockhas no preferential rights to the Company’s common stockand will share in any liquidation proceeds with the common stock on an as converted basis.

Recent Sales of Unregistered Securities

The following is a list of the issuance of securities by us during the fiscal year ending August 31, 2012 in transactions exempt from registration that were not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, the proceeds of which were generally used for working capital:

Number of	Dollar Amount/Value	Services Or Other		Exemption from
Shares	of Consideration	Consideration	Date of Sale	Registration

Rule 506

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to those discussed below and elsewhere in this report, particularly in the sections entitled “Special Note Regarding Forward-Looking Statements and Industry Data” and “Risk Factors.”

Cautionary Statements

This Form 10-K contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business.  These statements include, among others, statements concerning the potential for revenues and expenses and other matters that are not historical facts.  These statements may be made expressly in this Form 10-K.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Form 10-K.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

(a)	volatility or decline of our stock price;

(b)	potential fluctuation in quarterly results;

(c)	our failure to earn revenues or profits;

(d)	inadequate capital to continue the business and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

(e)	failure to commercialize our technology or to make sales;

(f)	changes in demand for our products and services;

(g)	rapid and significant changes in markets;

(h)	litigation with or legal claims and allegations by outside parties, causing us to incur substantial losses and expenses;

(i)	insufficient revenues to cover operating costs; and

(j)	dilution in the ownership of the Company through the issuance by us of additional securities and the conversion of outstanding warrants, notes and other securities.

Opportunities, Challenges and Risks

Advertising revenue constitutes the majority of our total revenue, representing 93% of total revenue for the year ended August 31, 2012. For the year ended August 31, 2012 our advertising revenue was almost entirely derived from advertising delivered on desktop, tablet and popular mobile devices. We deliver content on mobile devices through our RadioLoyaltyTM app but we do not currently generate significant mobile advertising revenues. Management believes that mobile advertising represents an opportunity for the Company in the next coming years and on an ongoing basis. We streamed content to our listeners for over 15 million hours during the fiscal year ended August 31, 2012. A total of 97.9% of these listener hours were generated by listeners through our web-based Universal PlayerTM, with the remainder of listener hours delivered on tablet computers, smartphones and other mobile devices. Management expects the mobile advertising market will grow at substantial rates in the coming years. However, many challenges exist in this market. We believe these challenges will be solved primarily with new technologies. We believe our current technologies and other technology under development will solve some of these challenges. By solving these challenges we will be able to monetize the mobile listenership we are growing today.

Key Metrics:

We track listener hours because it is the best key indicator of the growth of our RadioLoyaltyTM business. Revenues from advertising through our RadioLoyaltyTM Platform represented substantially all of revenues for the year ended August 31, 2012. We also track the number of active users on our RadioLoyaltyTM web-based product as well as the RadioLoyaltyTM app as indicators of the size and quality of our audience, which are particularly important to potential advertisers. We plan to expand our internet product portfolio in the second quarter of the year ending August 31, 2013. Once these products are launched we will determine key indicators of growth for those products.

We calculate actual listener hours using our internal analytics systems. Some of our competitors do not always calculate their listener hours in the same way we do. As a result, their stated listener hours may not represent a truly comparable figure.

Player launches are defined as the number of individual times the UniversalPlayer™ was launched.

Registered users are defined as the number of users who have signed up for an account with us in order to access our broadcasters’ content and to earn loyalty points.  The number of registered users may overstate the number of actual unique individuals who have signed up for an account with us in order to earn loyalty points,as an individual may register for, and use, multiple accounts under unique brands or private labels.

The tables below set forth our listener hours for the year ended August 31, 2012, our player launches, and our active users as of August 31, 2012.

Listener hours (in millions)	15.3
Player launches (in millions)	10.7
Active users (in thousands)	86.5

Results of Operations for the Year Ended August 31, 2012 as Compared to the Year Ended August 31, 2011

The following tables present our results of operations for the periods indicated and as a percentage of total revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	For the Years Ended August 31,
	2012	2011
Revenue
Advertising	$93%	$-%
Services	7	-
Total revenue	100	-
Costs of revenues
Media network	35	-
Colocation hosting services	15	-
Broadcaster fees	9	-
Other costs of sales	24	-
Total costs of revenues	83	-
Gross profit	17	-
Operating expenses
Consulting fees (1)	21	-
Professional fees	10	-
Product development (1)	8
Marketing and sales (1)	8
Rents	8	-
Officer compensation (1)	7	-
Bad debts	7	-
Other expenses	15	-
Total operating expenses	85	-
Loss from continuing operations	(68)	-
Other expenses
Interest expense	(5)	-
Change in fair value of derivative	(3)	-
Total other expenses	(8)	-
Loss from discontinued operations	-	(0)
Loss before provision for income taxes	(76)	(0)
Provision for income taxes	-	(0)
Net loss	(76)	(0)

(1)
Consulting fees	5%	0%
Product development	1	0
Marketing and sales	1	0
Officer compensation	1	0

Comparison of the Years Ended August 31, 2012 and 2011

Revenue	For the Years Ended August 31,
	2012	2011
Revenue
Advertising
Video	$1,167,088	-
Display	229,928	-
Lead generation	143,312	-
Other	82,857	-
Total	1,623,185	-
Services	119,133	-
Total revenue	$1,742,318	$-

Revenues for the year ended August 31, 2012 totaled $1,742,318. We did not operate our current business model during the year ended August 31, 2011. We generated substantial revenues from video, audio and display advertising placements utilizing our RadioLoyaltyTM Platform and the listenership from over 1,100 of our radio broadcasters. We also currently generate revenues from our services related to integration of our technology with our customer’s advertising systems and related infrastructure, call center operations, list creation services and advertising. Upon the acquisition of Rightmail, we also began generating lead generation revenues. We anticipate generating additional advertising revenues from our expanding internet portfolio that is currently being integrated and should begin launching on or around the middle of the year ending August 31, 2013.

Costs of Revenue	For the Years Ended August 31,
	2012	2011
Costs of revenues
Media network	$615,435	-
Colocation hosting services	258,971	-
Broadcaster fees	151,758	-
Other	421,056	-
Total costs of revenue	$1,447,220	$-

Costs of revenues for the year ended August 31, 2012 totaled $1,447,220. We did not operate our current business model during the year ended August 31, 2011. We incurred substantial media network costs associated with the distribution of our content across a variety of advertising networks. Our costs of distributing our content will proportionally decrease dramatically as we reach scale. In order to operate the RadioLoyaltyTM online broadcasting platform,RadioLoyaltyTMmobile and tablet apps and our ad-serving technologies, we require substantial computing power, hosting and streaming hosting. We operate a substantial technology center at our offices in Santa Barbara, California but also utilize a contracted facility in Los Angeles, California, to support our operations and ensure our systems and content delivery maintain our service level agreements. We refer to these costs as colocation services. Our advertising sales arrangements with over 1,100 RadioLoyaltyTM broadcasters facilitate US paying the broadcasters a monthly revenue sharing fee in exchange for advertising inventory around their content and listenership. We refer to these costs as broadcaster commissions in the event that we purchase the ad inventory. Other costs of sales include depreciation associated with the computer servers at our two colocation facilities, streaming costs, adserving costs, call center operation costs, and various application technologies that support our primary product offerings.

Operating Expenses	For the Years Ended August 31,
	2012	2011
Operating expenses
Consulting fees	$367,147	-
Professional fees	166,287	-
Product development	147,541	-
Marketing and sales	145,334
Rents	139,120
Officer compensation	130,187
Bad debt	117,408
Other	261,917	-
Total operating expenses	$1,474,941	$-

Operating expenses for the year ended August 31, 2012 totaled $1,474,941. We did not operate our current business model during the year ended August 31, 2011. We incurred substantial consulting fees during the year ended August 31, 2012 associated with business development efforts and financial advisory services. We have a broad-based business strategy to acquire more broadcasters directly, enter into joint ventures, revenue sharing arrangements or similar contracts with internet radio station guides (aggregators), and consider mergers and acquisition targets on an ongoing basis. We previously used outside consultants to execute these elements of our business strategy. Recently, we added personnel in order to focus on these efforts internally. We incurred substantial professional fees in order to complete the transaction between Lux Digital Pictures, Inc. and RadioLoyalty, Inc. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio and the WatchThisTM technology. We expect these costs to increase in the current fiscal year. Marketing and sales costs included compensation for our sales staff and various internet marketing-related costs. Rents were primarily related to four leases we are obligated under for our Santa Barbara, California office. Officer compensation related to a variety of payments to the two primary executives that operate our business and $10,000 in stock compensation associated with the initial shares of RL that were issued upon the incorporation of RL. Bad debts were substantial primarily because of a $72,000 reserve for potentially uncollectible accounts we recorded in order to reserve against substantial balances that were over 90 days delinquent as of August 31, 2012. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

Other Expenses	For the Years Ended August 31,
	2012	2011
Other expenses
Interest expense	$93,278	$-
Change in fair value of derivative	50,761	-
Total interest expenses	$144,039	$-

Other expenses for the year ended August 31, 2012 totaled $144,039. We did not operate our current business model during the year ended August 31, 2011. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit. We also recorded the accretion of various debt discounts associated with our convertible promissory notes. The accretion is a result of the amortization of debt discounts to the convertible promissory notes over the term of the convertible promissory notes. Debt discounts recorded during the year ended August 31, 2012 represented the beneficial conversion feature, warrants to purchase stock, and derivative liability associated with the convertible promissory notes. The original value of the derivative liability was recorded as a debt discount. As a result of the derivative classification, the debt discount had to be re-measured as of the reporting date. The re-measurement resulted in an increase to the derivative liability of $50,761. If the convertible promissory notes issued to the Creditor remain outstanding at any time subsequent to the six-month anniversary of the date the convertible promissory notes were issued, a derivative liability exists and will have to be measured as of each reporting date.

Provision for Income Taxes

We did not generate profits for the year ended August 31, 2012. As a result, no provision for income taxes was recorded. For the year ended August 31, 2011, we recorded a $53,585 charge to adjust the balance of our deferred tax assets.

Net Loss Attributable to Common Shareholders	For the Years Ended August 31,
	2012	2011
Net loss attributable to common shareholders
Net loss	$(1,323,882)	$(205,620)
Deemed dividends	(200,647)	-
Net loss attributable to common shareholders	$(1,524,529)	$(205,620)

We generated a net loss of $1,323,882 for the year ended August 31, 2012 for the reasons set forth above. We did not operate our current business model during the year ended August 31, 2011. We also recorded a deemed dividend of $83,020 to account for the distribution of assets to the former Chief Executive Officer of RL. A deemed dividend of $117,627 was also recorded to account for the excess value over historical costs of various financial instruments issued to the entity that originally owned the WatchThisTM technology. We do not expect dividends in any form will be issued or recorded during the year ending August 31, 2013.

Liquidity and Capital Resources

As of August 31, 2012 we had cash totaling $227,435, which consisted of cash funds held at major financial institutions. We had net a working capital deficit of $950,012 as of August 31, 2012, compared to a net working capital of $458,212 as of August 31, 2011.  Our principal uses of cash during the fiscal year ending August 31, 2012 were funding our operations as described below.

Sources of Funds

We believe, based on our current operating plan, that our existing cash will not be sufficient to meet our anticipated cash needs for at least the next 12 months. We will explore additional financing sources and means to lower our cost of capital, which could include equity, equity-linked and debt financing. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt, equity or equity-linked financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms.

Our Indebtedness

As of August 31, 2012, we had issued a total of $650,500 in convertible promissory notes that remained outstanding as of that date. We also entered into an additional $250,000 convertible promissory note in September 2012 and have executed a term sheet for an additional $100,000 as of December 12, 2012. We also owe significant balances under a factoring agreement, a lease agreement for computer servers, and significant balances are owed to the two primary executives that operate our business.

Capital Expenditures

Based on current estimates, we believe that our anticipated capital expenditures will be adequate to implement our current plans.

Historical Trends

The following table summarizes our cash flow data for the years ended August 31, 2012 and 2011.

	Fiscal Year Ended August 31,
	2012	2011

Net cash provided by used in operating activities of continuing operations	$(259,970)	$-
Net cash used in investing activities of continuing operations	(8,450)	-
Net cash provided by financing activities of continuing operations	668,427	-
Net cash provided by discontinued operations	(172,572)	205,620

Cash flow used by operating activities of continuing operations totaled $259,970 for the year ended August 31, 2012, compared to $0 used for the year ended August 31, 2011. We did not operate our current business model during the year ended August 31, 2011.Operating cash flow was negative during the year ended August 31, 2012 as we began operations and continued the expansion of our advertising within the RadioLoyaltyTM and WatchThis™ Platforms.

Cash flow used by investing activities of continuing operations totaled $8,450 for the year ended August 31, 2012, as compared to $0 used in the year ended August 31, 2011. We did not operate our current business model during the year ended August 31, 2011. We invested in several computers during the year ended August 31, 2012.

Cash flow provided by financing activities of continuing operations totaled $668,427 for the year ended August 31, 2012, compared to $0 used for the year ended August 31, 2011.  We did not operate our current business model during the year ended August 31, 2011. We raised substantial capital through the issuance of convertible promissory notes during the year ended August 31, 2012.

Cash flow used in discontinued operations totaled $172,572 for the year ended August 31, 2012, compared to cashflows provided by discontinued operations of $205,620 for the year ended August 31, 2011.  We did not operate our current business model during the year ended August 31, 2011. We closed the prior business down during the year ended August 31, 2012.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of August 31, 2012:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Year
	(in thousands)
Operating lease obligations	$308,587	$180,636	$127,951	$-	$-

Computer servers lease obligation	128,535	$128,535	$-	$-	$-

Total	$437,122	$309,171	$127,951	$-	$-

Off-Balance Sheet Arrangements

As of August 31, 2012 and 2011, we did not have any off-balance sheet arrangements.

Quarterly Trends

Our operating results fluctuate from quarter to quarter as a result of a variety of factors. We expect our operating results to continue to fluctuate in future quarters.

Our results may reflect the effects of some seasonal trends in listener behavior due to increased internet usage and sales of media-streaming devices during vacation and holiday periods. For example, we expect to experience increased usage during the fourth quarter of each calendar year due to the holiday season, and in the first quarter of each calendar year due to the use of media-streaming devices received as gifts during the holiday season. We may also experience higher advertising sales during the fourth quarter of each calendar year due to greater advertiser demand during the holiday season and lower advertising sales during the first quarter of each calendar year results from a generally decreased advertising demand. While we believe these seasonal trends have affected and will continue to affect our operating results, our lack of operating history provides for less insight into the effect of these factors. We believe that our business may become more seasonal in the future. Seasonal variations in listener behavior may result in fluctuations in our financial results.

In addition, expenditures by advertisers tend to be cyclical and discretionary in nature, reflecting overall economic conditions, the economic prospects of specific advertisers or industries, budgeting constraints, buying patterns and a variety of other factors. Many of these market conditions are not possible for us to control.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with our revenue recognition, costs of revenues, stock based compensation and accounting for income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Revenue Recognition

The Company’s revenue is principally derived from advertising services.

The Company recognizes revenue when: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which products or services will be provided; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. For all revenue transactions, the Company considers a signed agreement, a binding insertion order or other similar documentation to be persuasive evidence of an arrangement.

Advertising Revenue. The Company generates advertising revenue primarily from display and video advertising. The Company generates the majority of its advertising revenue through the delivery of advertising impressions sold on a cost per thousand, or CPM, basis. Currently, advertising revenues are generated through our proprietary technologies from internet-based content. The Company does not currently generate significant revenues from mobile advertising. In determining whether an arrangement exists, the Company ensures that a binding arrangement, such as an insertion order or a fully executed customer-specific agreement, is in place. The Company generally recognizes revenue based on delivery information from its campaign trafficking systems.

The Company also generates advertising revenue pursuant to arrangements with advertising agencies and brokers. Under these arrangements, the Company provides the agencies and brokers the ability to sell advertising inventory on the Company’s service directly to advertisers. The Company reports this revenue net of amounts due to agencies and brokers because the Company is not the primary obligor under these arrangements, the Company does not set the pricing, and does not establish or maintain the relationship with the advertisers.

Services Revenue. The Company generated services revenues for the period from December 1, 2011 through November 30, 2012. These revenues related to the provision of data and streaming hosting services to two customers. The Company no longer generates significant services revenues of this nature but does anticipate project-oriented service revenues associated with the integration and private-branding of the Company’s technologies with both current and potential business partners and customers, respectively.

Deferred Revenue. Deferred revenue consists of both prepaid unrecognized revenues and advertising fees received or billed in advance of the delivery or completion of the services or in instances when revenue recognition criteria have not been met. Deferred revenue is recognized when the services are provided and all revenue recognition criteria have been met.

Multiple-Element Arrangements. The Company could potentially enter into arrangements with customers to sell advertising packages that include different media placements or ad services that are delivered at the same time, or within close proximity of one another. The Company uses the prospective method for all arrangements entered into or materially modified from the date of adoption that involve multiple element arrangements. Under this new guidance, the Company allocates arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables or those packages in which all components of the package are delivered at the same time, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if VSOE is not available; and (3) best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

VSOE . The Company determines VSOE based on its historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. The Company has not historically priced its advertising products within a narrow range. As a result, the Company has not been able to establish VSOE for any of its advertising products.

TPE . When VSOE cannot be established for deliverables in multiple element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of services cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor services’ selling prices are on a stand-alone basis. As a result, the Company has not been able to establish selling price based on TPE.

BESP . When it is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service were sold on a stand-alone basis. BESP is generally used to allocate the selling price to deliverables in the Company’s multiple element arrangements. The Company determines BESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices. The Company limits the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables. The Company regularly reviews BESP. Changes in assumptions or judgments or changes to the elements in the arrangement may cause an increase or decrease in the amount of revenue that the Company reports in a particular period.

The Company recognizes the relative fair value of the media placements or ad services as they are delivered assuming all other revenue recognition criteria are met.

Cost of Revenue

Cost of revenue consists of the revenue-sharing amounts paid to broadcasters who provide us with their content and listenership, infrastructure costs related to content streaming, costs related to creating and serving advertisements through our proprietary ad serving technology as well as third party ad serving technology providers and a commission payable to the original owner of the RadioLoyaltyTM technology. The Company makes payments to third-party ad servers for the period the advertising impressions or click-through actions are delivered or occur, and accordingly, the Company records this as a cost of revenue in the related period.

Stock-Based Compensation

Stock-based payments made to employees, including grants of restricted stock units and employee stock options, are recognized in the statements of operations based on their fair values. The Company has previously issued restricted stock units and has not issued any employee stock options to date. The Company recognizes stock-based compensation for awards granted that are expected to vest, on a straight-line basis using the single-option attribution method over the service period of the award, which is generally three years. Because the restricted stock units vest on a daily basis, the Company has estimated the forfeiture rate of these stock awards to be 0%. Should the Company issue stock-based compensation in the form of employee stock options, the resulting expense recognized in the statements of operations may been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rates used for valuing stock-based compensation payments would be estimated based on historical experience. The Company would estimate the fair value of employee stock options using the Black-Scholes valuation model. The determination of the fair value of a stock-based award is affected by the deemed fair value of the underlying stock price on the grant date, as well as other assumptions including the risk-free interest rate, the estimated volatility of the Company’s stock price over the term of the award, the estimated period of time that the Company expects employees to hold their stock options and the expected dividend rate.

The Company has elected to use the “with and without” approach as described in Accounting Standards Codification 740 Tax Provisions in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the statement of operations.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred income taxes are recognized for differences between financial reporting and tax bases of assets and liabilities at the enacted statutory tax rates in effect for the years in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the realizability of deferred tax assets and valuation allowances are provided when necessary to reduce net deferred tax assets to the amounts expected to be realized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company will recognize interest and penalties related to unrecognized tax benefits in the income tax provision in the accompanying statement of operations.

The Company calculates the current and deferred income tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed income tax returns are recorded when identified. The amount of income taxes paid is subject to examination by U.S. federal and state tax authorities. The estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. To the extent that the assessment of such tax positions change, the change in estimate is recorded in the period in which the determination is made.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations wholly within the United States and we are exposed to market risks in the ordinary course of our business, including inflation risks.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8.	FINANCIAL STATEMENTS

LUX DIGITAL PICTURES, INC.

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Lux Digital Pictures, Inc.
Santa Barbara, California

We have audited the accompanying balance sheets of Lux Digital Pictures, Inc. as of August 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lux Digital Pictures, Inc. as of August 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan
December 12, 2012

Lux Digital Pictures, Inc.
Consolidated Balance Sheets

	As of August 31, 2012	As of August 31, 2011
Assets
Current assets:
Cash	$227,435	$-
Accounts receivable, net of allowances of $72,000 and $0 at August 31, 2012 and 2011, respectively	518,785	-
Prepaid expenses	10,981	585,852
Total current assets	757,201	585,852
Property and equipment, net	238,140	-
Other assets
Note receivable	150,000	-
Customer list, net	150,166	-
Other assets	34,323	-
Assets of discontinued operations	-	-
Total other assets	334,489	-
Total assets	$1,329,830	$585,852

Liabilities and stockholders’ (deficit)equity
Current liabilities:
Accounts payable and accrued expenses	$1,133,385	$-
Factor line of credit	68,091	-
Derivative liability embedded within convertible note payable	86,115	-
Capital lease payable	118,443	-
Related party payable	136,978	-
Convertible notes payable, net of debt discount of $11,299 and $0 as of August 31, 2012 and 2011	164,201	28,500
Liabilities of discontinued operations	-	99,140
Total current liabilities	1,707,213	127,640
Long term liabilities
Deferred revenues	157,805	-
Convertible promissory notes, net of debt discount of $6,370 and $0 as of August 31, 2012 and 2011	43,630	-
Related party convertible promissory notes, net of debt discount of $59,983 and $0 as of August 31, 2012 and 2011	365,017	-
Total long term liabilities	566,452	-
Total liabilities	2,273,665	127,640
Commitments and contingencies (note 5)
Stockholders’ (deficit)equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 100 and 2,500,000 shares issued and outstanding as of August 31, 2012 and 2011	1	2,500
Common stock, $0.001 par value: 1,000,000,000 shares authorized; 220,098,411 and 61,268,701 shares issued and outstanding as of August 31, 2012 and 2011	220,098	61,268
Additional paid-in capital	1,126,887	704,008
Deferred stock based compensation	(766,292)
Treasury stock	-	400
Accumulated deficit	(1,524,529)	(309,964)
Total stockholders’ (deficit)equity	(943,835)	458,212
Total liabilities and stockholders’ (deficit) equity	$1,329,830	$585,852

The accompanying notes are an integral part of the consolidated financial statements.

 Lux Digital Pictures, Inc.
Consolidated Statements of Operations

	For the Years Ended August 31,
	2012	2011
Revenue
Advertising	$1,623,185	$-
Services	119,133	-
Total revenue	1,742,318	-
Costs of revenues
Media network	615,435	-
Colocation hosting services	258,971	-
Broadcaster fees	151,758	-
Other costs of sales	421,056	-
Total costs of revenues	1,447,220	-
Gross profit	295,098	-
Operating expenses
Consulting fees (includes stock compensation $94,516 and $0 in 2012 and 2011)	367,147	-
Professional fees	166,287	-
Product development (includes stock compensation $23,555 and $0 in 2012 and 2011)	147,541
Marketing and sales (includes stock compensation $14,287 and $0 in 2012 and 2011)	145,334
Rents	139,120	-
Officer compensation (includes stock compensation of $10,000 and $0 in 2012 and 2011)	130,187	-
Bad debts	117,408	-
Other expenses	261,917	-
Total operating expenses	1,474,941	-
Loss from continuing operations	(1,179,843)	-
Other expenses
Interest expense (including accretion of debt discount of $33,274 and $0 for 2012 and 2011)	(93,278)	-
Change in fair value of derivative	(50,761)	-
Total other expenses	(144,039)	-
Loss from discontinued operations	-	(152,035)
Loss before provision for income taxes	(1,323,882)	(152,035)
Provision for income taxes	-	(53,585)
Net loss	(1,323,882)	(205,620)
Deemed dividend	(200,647)	-
Net loss attributable to common stockholders	$(1,524,529)	$(205,620)

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.00)

Weighted-average number of shares used in computing per share amounts	131,557,855	51,567,308

The accompanying notes are an integral part of the consolidated financial statements.

Lux Digital Pictures, Inc.
Consolidated Statements of Stockholders’ (Deficit) Equity

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Deferred Stock Based	Retained Earnings (Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Deficit)	(Deficit)

Balance, August 31, 2009	2,500,000	$2,500	47,990,000	$47,990	$644,352	$0	$0	$4,889	$699,731

Issuance of common stock for compensation	-	-	2,683,400	2,683	29,151	-	-	-	31,834

Shares returned to treasury	-	-	(400,000)	(400)	-	400	-	-	-

Net loss	-	-	-	-	-	-	-	(109,233)	(109,233)

Balance, August 31, 2010	2,500,000	2,500	50,273,400	50,273	673,503	400	-	(104,344)	622,332

Issuance of common stock for conversion of debt	-	-	10,995,301	10,995	30,505	-	-	-	41,500

Net loss	-	-	-	-	-	-	-	(205,620)	(205,620)

Balance, August 31, 2011	2,500,000	2,500	61,268,701	61,268	704,008	400	-	(309,964)	458,212

Issuance of common stock for conversion of debt	-	-	96,579,710	96,580	37,560	-	-	-	134,140

Issuance of common stock for conversion of preferred stock	(2,500,000)	(2,500)	25,000,000	25,000	(22,500)	-	-	-	-

Issuance of anti-dilution shares	-	-	34,200,000	34,200	(34,200)	-	-	-	-

Issuance of common stock for compensation	-	-	3,050,000	3,050	19,250	-	-	-	22,300

Issuance of RL common stock for compensation	-	-	-	-	908,650	-	(908,650)	-	-

Amortization of stock based compensation	-	-	-	-	-	-	142,358	-	142,358

Shares returned from treasury	-	-	-	-	400	(400)	-	-	-

Issuance of common stock and stock warrant for asset purchase agreement	-	-	-	-	-	-	-	(117,627)	(117,627)

Contribution of assets by shareholder	-	-	-	-	83,020	-	-	(83,020)	-

Share exchange	100	1	-	-	921,040	-	-	(1,399,416)	(478,375)

Recapitalization	-	-	-	-	(1,490,341)	-	-	1,709,380	219,039

Net loss	-	-	-	-	-	-	-	(1,323,882)	(1,323,882)

Balance, August 31, 2012	100	$1	220,098,411	$220,098	$1,126,887	$0	$(766,292)	$(1,524,529)	$(943,835)

The accompanying notes are an integral part of the financial statements.

Lux Digital Pictures, Inc.
Consolidated Statements of Cash Flows

	2012	2011
Cash flows from operating activities of continuing operations
Net loss	$(1,323,882)	$-
Discontinued operations	-	(205,620)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Stock-based compensation	142,358	-
Bad debt expense	117,408	-
Depreciation and amortization	83,497	-
Remeasurement of derivative liability	50,761	-
Amortization of debt discount	33,274	-
Changes in assets and liabilities:
Accounts receivable	(135,717)	-
Prepaid expenses	116,223	-
Note receivable	(150,000)
Other assets	(19,110)
Accounts payable and accrued expenses	667,413	-
Deferred revenue	157,805	-
Net cash used in operating activities of continuing operations	(259,970)	-
Cash flows from investing activities of continuing operations
Purchases of property and equipment	(8,450)	-
Cash flows from financing activities of continuing operations
Proceeds from issuance of convertible promissory notes	582,900	-
Payments on capital lease	(28,606)
Net advances from related parties	46,042
Net advances from Factor	68,091	-
Net cash provided by financing activities of continuing operations	668,427	-
Cash flows from discontinued operations
Cash flows from operations activities of discontinued operations	(246,272)	311,064
Cash flows from investing activities of discontinued operations	(68,325)	(136,941)
Cash flows from financing activities of discontinued operations	142,025	31,497
Net cash used in discontinued operations	(172,572)	205,620
Net increase in cash and cash equivalents	227,435	-
Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalents at end of year	$227,435	$-

Supplemental disclosures of noncash financing activities
Deemed dividends	$200,647	$-
Issuance of common stock for conversion of debts and accrued interest	$134,140	$41,500
Issuance of common stock for acquisition of customer list	$159,000	$-
Contribution of assets by Chief Executive Officer	$128,120	$-
Supplemental disclosures of cash flow information
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$5,670	$-

The accompanying notes are an integral part of the consolidated financial statements.

Lux Digital Pictures, Inc.
Notes to Consolidated Financial Statements

1.	Description of Business and Basis of Presentation

Lux Digital Pictures, Inc. (the “Company” or “Lux”) is a digital media and technology services company. The Company provides streaming and advertising services through its RadioLoyaltyTM Platform to over 1,100 internet and terrestrial radio stations and other broadcast content providers. Lux has pioneered a unique patent-pendingvideo in-stream technology that enables broadcasters to enhance the end users’ experience while maximizing the content owners’ return on investment. The Company anticipates that itwill be expanding its online product portfolio in the second quarter of the fiscal year ending August 31, 2013. Additionally, the Company is continuing development of WatchThis™, a patent-pending merchandising in-contenttechnology to provide IP television streaming, advertising and e-commerce services. The Company’s media and technology services are offered to a worldwide audience and customer base.

The Company was incorporated as a Wyoming corporation on May 6, 2008.

Reverse Acquisition and One-Time Dividend

On May 16, 2012, the Company’s former majority shareholders executed a stock purchase agreement (the “SPA”) with Michael Hill. The SPA provided for the issuance of 100 shares of Series A Preferred Stock (the “Preferred Shares”) to the former majority shareholders of the Company. The Preferred Shares are convertible into 10% of the Company’s common stock at any time subsequent to the execution date of the SPA. The SPA also caused the transfer of the majority shareholders’ common stock in the Company to Michael Hill in exchange for all of the Company’s assets and the majority of its liabilities as of that date. The SPA also provided for a contribution of assets by Michael Hill, namely the WatchthisTM software. Mr. Hill also became obligated to cause the Company to acquire RadioLoyalty, Inc., a California corporation (“RL”), by October 1, 2012. RL is a California corporation. Michael Hill was a founder and has been a controlling shareholder in RL since its inception, on November 30, 2011. As a result of the SPA, the former majority shareholders of the Company received a dividend in the form of the majority of the Company’s net assets and the newly issued Preferred Shares valued at $1,399,416. The net assets totaled $570,479. The Preferred Shares issued to the former majority shareholders were valued at $828,937 based on a discounted cashflow calculation of the WatchthisTM assets and RL business operations. The Company received the WatchthisTM software valued at $83,020. The Company’s securities attorney also received Preferred Shares in exchange for services to be provided in connection with the SPA and the proposed acquisition of RL. Those services were valued at $92,104.

On August 31, 2012, the Company executed an asset purchase agreement (the “APA”) to complete the acquisition of certain assets and liabilities of RL and has since entered into an amendment to the APA in order to (i) issue Michael Hill an additional 180,000,000 shares of the Company’s common stock as necessary in order to ensure Michael Hill retains control of the Company through the date of a reverse stock split previously authorized by the Company’s Board of Directors and (ii) to provide the Company with the right, which has not yet been exercised, to purchase all of the outstanding common stock of RL for $1. Upon the execution of the APA, a plan to complete a reverse stock split was authorized by the Company’s Board of Directors. Upon exercise of the Company’s right to purchase all of the outstanding common stock of RL, all of the outstanding shares of the Company’s Series A Preferred Stock will convert into shares of the Company’s common stock pursuant to the terms of the Series A Preferred Stock (approximately 10% of the Company’s outstanding common stock). The remaining approximately 90% of the Company’s outstanding common stock, on a post-reverse stock split basis, will be held by the former shareholders of RL, of which Michael Hill, the Company’s Chief Executive Officer, is a significant shareholder.

Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  For the year ended August 31, 2012, the Company recorded a net loss of $1,323,882. The net loss indicates that the Company may have difficulty continuing as a going concern.

Management is confident but cannot guarantee that additional capital can be raised in order to support marketing costs, content costs and media buying costs associated with management’s business plan. Since inception and through August 31, 2012, the Company has successfully raised a significant amount of capital. Additionally, the Company anticipates launching several new product offerings launching in the second quarter of its fiscal year ending August 31, 2013. The Company expects those products to be profitable but notes that it will require significant capital for product development and ultimately commercially deployment. However, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to reach break-even and become profitable.  If the Company is unable to become profitable, the Company could be forced to modify its business operations or possibly cease operations entirely.  Management cannot provide any assurances that the Company will be successful in its operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used for determining the allowance for doubtful accounts, the fair value of RL’s common stock through August 31, 2012, stock-based compensation, fair values of warrants to purchase common stock, and income taxes. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s financial statements could be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

Segments

The Company operates in one segment. The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources. When evaluating the Company’s financial performance, the CODM reviews separate revenue and expense information for the Company’s RadioLoyaltyTM, WatchThisTM, StreamTrack Media, and other online product offerings, while all other financial information is reviewed on a consolidated basis. All of the Company’s principal operations are located in Santa Barbara, California, with the exception of its computing and hosting facilitiesin Los Angeles, California.

2.	Summary of Significant Accounting Policies

Revenue Recognition

The Company’s revenue is principally derived from advertising services.

The Company recognizes revenue when: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which products or services will be provided; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. For all revenue transactions, the Company considers a signed agreement, a binding insertion order or other similar documentation to be persuasive evidence of an arrangement.

Advertising Revenue. The Company generates advertising revenue primarily from display and video advertising. The Company generates the majority of its advertising revenue through the delivery of advertising impressions sold on a cost per thousand, or CPM, basis. Currently, advertising revenues are generated through our proprietary technologies from internet-based content. The Company does not currently generate significant revenues from mobile advertising. In determining whether an arrangement exists, the Company ensures that a binding arrangement, such as an insertion order or a fully executed customer-specific agreement, is in place. The Company generally recognizes revenue based on delivery information from its campaign trafficking systems.

The Company also generates advertising revenue pursuant to arrangements with advertising agencies and brokers. Under these arrangements, the Company provides the agencies and brokers the ability to sell advertising inventory on the Company’s service directly to advertisers. The Company reports this revenue net of amounts due to agencies and brokers because the Company is not the primary obligor under these arrangements, the Company does not set the pricing, and does not establish or maintain the relationship with the advertisers.

Services Revenue. The Company generated services revenues for the period from December 1, 2011 through November 30, 2012. These revenues related to the provision of data and streaming hosting services to two customers. The Company no longer generates significant services revenues of this nature but does anticipate project-oriented service revenues associated with the integration and private-branding of the Company’s technologies with both current and potential business partners and customers, respectively.

Deferred Revenue. Deferred revenue consists of both prepaid unrecognized revenues and advertising fees received or billed in advance of the delivery or completion of the services or in instances when revenue recognition criteria have not been met. Deferred revenue is recognized when the services are provided and all revenue recognition criteria have been met.

Multiple-Element Arrangements. The Company could potentially enter into arrangements with customers to sell advertising packages that include different media placements or ad services that are delivered at the same time, or within close proximity of one another. The Company uses the prospective method for all arrangements entered into or materially modified from the date of adoption that involve multiple element arrangements. Under this new guidance, the Company allocates arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables or those packages in which all components of the package are delivered at the same time, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if VSOE is not available; and (3) best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

VSOE . The Company determines VSOE based on its historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. The Company has not historically priced its advertising products within a narrow range. As a result, the Company has not been able to establish VSOE for any of its advertising products.

TPE . When VSOE cannot be established for deliverables in multiple element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of services cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor services’ selling prices are on a stand-alone basis. As a result, the Company has not been able to establish selling price based on TPE.

BESP . When it is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service were sold on a stand-alone basis. BESP is generally used to allocate the selling price to deliverables in the Company’s multiple element arrangements. The Company determines BESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices. The Company limits the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables. The Company regularly reviews BESP. Changes in assumptions or judgments or changes to the elements in the arrangement may cause an increase or decrease in the amount of revenue that the Company reports in a particular period.

The Company recognizes the relative fair value of the media placements or ad services as they are delivered assuming all other revenue recognition criteria are met.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company maintains cash and cash equivalents with domestic financial institutions of high credit quality. The Company performs periodic evaluations of the relative credit standing of all of such institutions.

The Company maintains cash and cash equivalents with domestic financial institutions of high credit quality. The Company performs periodic evaluations of the relative credit standing of all of such institutions.

The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the fiscal years ended August 31, 2012 and August 31, 2011 totaled $45,408 and $0, respectively.

For the fiscal year ended August 31, 2012 the Company had one customer that accounted for 44.7% of total revenue. However, the Company does not anticipate this customer will continue to represent such a large percentage of the Company’s business.

Cash and Cash Equivalents

The Company classifies its highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations as of each investment as of the balance sheet date for each reporting period. The Company classifies its investments as either short-term or long-term based on each instrument’s underlying contractual maturity date. Investments with maturities of less than 12 months are classified as short-term and those with maturities greater than 12 months are classified as long-term. The cost of investments sold is based upon the specific identification method.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of an allowance for doubtful accounts. The Company’s allowance for doubtful accounts is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts. The Company also considers any changes to the financial condition of its customers and any other external market factors that could impact the collectability of its receivables in the determination of its allowance for doubtful accounts.

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation and amortization. Computer servers and potentially other assets that are controlled by the Company under lease obligations are reviewed to determine whether the assets should be capitalized and a capital lease obligation recorded as a liability on the balance sheets. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets as follows:

Software, computer servers and computers	3 years
Office furniture and equipment	3 to 5 years
Leasehold improvements	Shorter of the estimated useful life of 5 years or the lease term

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value.

Internal Use Software and Website Development Costs

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the asset if certain criteria are met. Costs related to design or maintenance of internal-use software are expensed as incurred. The Company evaluates the costs incurred during the application development stage of website development to determine whether the costs meet the criteria for capitalization. Costs related to preliminary project activities and post implementation activities are expensed as incurred. For the year ended August 31, 2012, the Company capitalized $112,204 in costs related to internal use software and website development. Management also determined that $133,669 in certain software and website development costs did not met the relevant criteria to be capitalized. As a result, all of these costs were expensed and including within the accompanying statement of operations as “product development.”

Derivatives

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company reviews the terms of the common stock, warrants to purchase common stock and debt instruments it issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. The Company uses a Black-Scholes model for valuation of the derivative. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net cash settlement of the derivative instrument could be required within the 12 months of the balance sheet date.

Stock-Based Compensation

Stock-based payments made to employees and non-employees, including grants of restricted stock units and employee stock options, are recognized in the statements of operations based on their fair values. The Company has previously issued restricted stock units and has not issued any employee stock options to date. The Company recognizes stock-based compensation for awards granted that are expected to vest, on a straight-line basis using the single-option attribution method over the service period of the award, which is generally three years. Because the restricted stock units vest on a daily basis, the Company has estimated the forfeiture rate of these stock awards to be 0%. Should the Company issue stock-based compensation in the form of employee stock options, the resulting expense recognized in the statements of operations may been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rates used for valuing stock-based compensation payments would be estimated based on historical experience. The Company would estimate the fair value of employee stock options using the Black-Scholes valuation model. The determination of the fair value of a stock-based award is affected by the deemed fair value of the underlying stock price on the grant date, as well as other assumptions including the risk-free interest rate, the estimated volatility of the Company’s stock price over the term of the award, the estimated period of time that the Company expects employees to hold their stock options and the expected dividend rate.

The Company has elected to use the “with and without” approach as described in Accounting Standards Codification 740 Tax Provisions in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the statement of operations.

Cost of Revenue

Cost of revenue consists of the revenue-sharing amounts paid to broadcasters who provide us with their content and listenership, infrastructure costs related to content streaming, costs related to creating and serving advertisements through our proprietary ad serving technology as well as third party ad serving technology providers and a royalty payable to the original owner of the RadioLoyaltyTM technology. The Company makes payments to third-party ad servers for the period the advertising impressions or click-through actions are delivered or occur, and accordingly, the Company records this as a cost of revenue in the related period.

Consulting Fees

Several consultants were involved in the Company’s business development activities and also provided the Company with financial advisory services during the year ended August 31, 2012. These consulting fees were substantial during the year ended August 31, 2012. The Company does not have any ongoing commitments with the majority of the consultants the Company worked with during the year ended August 31, 2012.

Professional Fees

Professional fees include legal fees for entertainment audio, video and radio industry-specific issues, legal fees for SEC reporting, and audit fees associated with the SEC compliance of the Company and the audit of RL as of August 31, 2012 and for the period from inception (November 30, 2011) through August 31, 2012.

Product Development

The Company incurs product development expenses consisting of consulting fees, employee compensation, information technologyand facilities-related expenses. The Company incurs product development expenses primarily for development and improvements to the Universal PlayerTM, the Radio LoyaltyTM, WatchThisTM, online and mobile content integration and development of new advertising products or development and enhancement of other new technologies. The Company generally expenses product development costs as incurred.

Marketing and Sales

Marketing and sales expenses consist of consulting fees, employee compensation, commissions and benefits related to employees in sales, marketing and advertising departments. In addition, marketing and sales expenses include external sales and marketing expenses such as third-party marketing, branding, advertising and public relations expenses, and infrastructure costs such as facility and other supporting overhead costs.

Officer Compensation

The Company’s Chief Executive Officer and StreamTrack’s Chief Executive Officer are not currently under long-term contracts with the Company. It is anticipated that long-term contracts will be executed in the second quarter of the fiscal year ending August 31, 2013. During the year ended August 31, 2012, compensation was paid to these executives out of operations from time to time but no formal compensation scheme has been in place. Stock compensation of $10,000 is also included within officer compensation and is the result of the initial issuance of 10,000,000 shares of RL common stock on the date of RL’s incorporation.

General and Administrative

General and administrative expenses include consulting fees and employee compensation for finance, accounting, internal information technology and other administrative personnel. In addition, general and administrative expenses include professional services costs for outside legal and accounting services, and infrastructure costs for facility, supporting overhead costs and merchant and other transaction costs, such as credit card fees.

Content Acquisition Costs

Content acquisition costs principally consist of amounts paid to internet-based, terrestrial and mobile content providers. The Company did not incur any substantial content acquisition costs for the years ended August 31, 2012 and 2011, respectively. However, these costs are likely to become substantial in the future as the Company expands its online product portfolio.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred income taxes are recognized for differences between financial reporting and tax bases of assets and liabilities at the enacted statutory tax rates in effect for the years in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the realizability of deferred tax assets and valuation allowances are provided when necessary to reduce net deferred tax assets to the amounts expected to be realized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company will recognize interest and penalties related to unrecognized tax benefits in the income tax provision in the accompanying statement of operations.

The Company calculates the current and deferred income tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed income tax returns are recorded when identified. The amount of income taxes paid is subject to examination by U.S. federal and state tax authorities. The estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. To the extent that the assessment of such tax positions change, the change in estimate is recorded in the period in which the determination is made.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including convertible debt instruments, preferred stock, restricted stock unit grants and detachable stock warrants. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 regarding Accounting Standard Codification (“ASC”) Subtopic 605-25, Revenue Recognition – Multiple-element Arrangements . This ASU addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 requires companies to allocate the overall consideration to each deliverable by using a BESP of individual deliverables in the arrangement in the absence of VSOE or other TPE of the selling price. The changes under ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified subsequent to adoption. Under the new guidance, the Company uses BESP when neither VSOE nor TPE are available. As a result, the Company is able to recognize the relative fair value of the elements as they are delivered, assuming other revenue recognition criteria are met.

In May 2011, the FASB issued ASU 2011-04 regarding ASC Topic 820 “Fair Value Measurement.” This ASU updates accounting guidance to clarify how to measure fair value to align the guidance surrounding Fair Value Measurement within GAAP and International Financial Reporting Standards. In addition, the ASU updates certain requirements for measuring fair value and for disclosure around fair value measurement. It does not require additional fair value measurements and the ASU was not intended to establish valuation standards or affect valuation practices outside of financial reporting. This ASU will be effective for the Company’s fiscal year beginning February 1, 2012. Early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU amends the ASC to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the ASC in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. This ASU defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments in ASU 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The amendments in this update are effective at the same time as the amendments in update 2011-05 so that entities will not be required to comply with the presentation requirements in update 2011-05 that this update is deferring. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

3.	Composition of Certain Financial Statement Captions

Accounts Receivable

Accounts receivable, net consisted of the following:

	As of August 31,
	2012	2011

Accounts receivable	$590,785	$-

Allowance for doubtful accounts	(72,000)	-

Accounts receivable, net	$518,785	$-

Allowance for Doubtful Accounts	Balance at Beginning of Fiscal Year	Charged to Operations	Write-offs, net of recoveries	Balance at End of Fiscal Year

For fiscal year ended August 31, 2012	$-	$117,408	$45,408	$72,000

For fiscal year ended August 31, 2011	-	-	-	-

Property and Equipment

Property and equipment consisted of the following:

	As of August 31,
	2012	2011

Servers, computers, and other related equipment	$198,924	$-
Software	112,204	-
Leasehold improvements	1,675	-
	312,803	-
Less accumulated depreciation and amortization	(74,663)	-

Property and equipment, net	$238,140	$-

Depreciation expense totaled $74,663 and $0 for the years ended August 31, 2012 and 2011, respectively. There were no write-offs during the fiscal years ended August 31, 2012 and 2011, respectively.

Note receivable

Note receivable consisted of a $150,000 convertible promissory note bearing 7% annual compounded interest due from a digital content provider on or before August 28, 2016. The balance owed can be converted into either preferred stock or common stock of the digital content provider, at the Company’s election, subject to certain conditions and contingencies. The Company agreed to work with the digital content provider to make modifications to its Universal PlayerTM technology platform to better suit the digital content provider’s specific needs. The Company received a $25,000 deposit previously. The Company expects to receive the remaining fees, which are recorded as a note receivable, when the modifications are completed, the technology is fully integrated and operational, and the digital content provider is generating revenue within its advertising segment.

Customer List

Customer list, net consisted of the following:

	As of August 31,
	2012	2011

Original cost	$159,000	$-

Less accumulated amortization	(8,834)	-

Customer list, net	$150,166	$-

The customer list represents the estimated value of the shares of RL common stock issued to complete the asset acquisition agreement with Rightmail, LLC (“Rightmail”) on July 1, 2012. Rightmail works with advertisers to generate new business leads through the use of a variety of digital media platforms and tools. The Company is amortizing the value of the customer list over a three-year term. Amortization expense totaled $8,834 and $0 for the years ended August 31, 2012 and 2011, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of August 31,
	2012	2011

Accounts payable	$1,041,060	$-
Accrued consulting fees	41,500	-
Accrued broadcaster commissions	28,870
Accrued interest	17,673
Credit card	4,282	-

Accounts payable and accrued expenses	$1,133,385	$-

Deferred Revenues

Deferred revenues consisted of the following:

	As of August 31,
	2012	2011

Balance due RL upon completion of special project, secured by a convertible promissory note	$150,000	$-
Customer deposits	7,805	-
Deferred revenues	$157,805	$-

4.	Fair Value

The Company records cash equivalents, debt discounts on convertible promissory notes and derivatives at fair value.

Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are required to be disclosed by level within the following fair value hierarchy:

Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 – Inputs lack observable market data to corroborate management’s estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available.

The fair value of these financial assets and liabilities was determined using the following inputs at August 31, 2012 and 2011:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Fair values as of August 31, 2011
Assets:
None	$—	$—	$—	$—

Total assets measured at fair value	$—	$—	$—	$—

Liabilities:
None	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—

Fair values as of August 31, 2012
Liabilities:
Convertible promissory notes	$—	$572,848	$—	$572,848
Derivative liabilities	—	86,115	—	86,115

Total liabilities measured at fair value	$—	$658,963	$—	$658,963

The Company’s convertible promissory notes and derivative liabilities were classified as Level 2 within the fair value hierarchy because they were valued using significant other observable inputs.

5.	Commitments and Contingencies

Royalty on RadioLoyaltyTM Revenues

On November 30, 2011, the Company’s Chief Executive Officer and another executive officer of the Company’s subsidiary,together with a business entity they organized, executed an asset purchase agreement with their former employer, Lenco Mobile, Inc. (“Lenco”), to acquire certain assets and assume certain liabilities from Lenco. The primary asset acquired from Lenco was the RadioLoyaltyTM Platform. Lenco’s Board of Directors had previously determined that the RadioLoyaltyTM Platform was not considered a core product offering of Lenco. Lenco was determined to focus only on mobile technology products. At the time, the RadioLoyaltyTM Platform was not fully functional and was primarily an internet-based product. Upon the purchase of these certain assets and assumption of certain liabilities from Lenco, an agreement was reached to compensate Lenco with a 3.5% royalty on all revenues generated by the RadioLoyaltyTM Platform for a period of three years (the “Royalty”). The term of the Royalty began on November 1, 2011 and terminates on November 1, 2014. No other compensation is due to Lenco. The Royalty was assumed by RL upon its organization on December 1, 2011 and subsequently assumed by the Company’s subsidiary, StreamTrack Media, Inc. (“StreamTrack), in connection with the August 31, 2012 asset purchase agreement between the Company, StreamTrack and RL. For the year ended August 31, 2012, the Royalty owed to Lenco was $10,344.

Leases

The Company conducts its operations using leased office facilities in Santa Barbara, California.

The following is a schedule of future minimum lease payments under operating leases as of August 31, 2012:

Fiscal Year Ending August 31,
2013	$180,636
2014	127,951
2015	-
2016	-
2017	-
All future years	-

Total minimum lease payments	$308,587

The leases are written under separate arrangements expiring through 2014. The Company holds a right to renew the leases for an additional two years at increased rental rates. Rent expenses for the years ended August 31, 2012 and 2011 totaled $139,120 and $0 respectively. The Company recognizes rent expense on a straight-line basis over the lease term including expected renewal periods. The difference between rent expenses and rent payments is recorded as deferred rent in current and long-term liabilities. No deferred rent existed as of August 31, 2012 and 2011, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company plans to enter into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees.

While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Legal Proceedings

The Company is potentially subject to various legal proceedings and claims arising in the ordinary course of its business. There are no pending legal proceedings against the Company as of the date of these financial statements.

6.	Income Taxes

The provision for income tax expense (benefit) consists of the following:

	Fiscal Years Ended August 31,
	2012	2011

Current
Federal	$—	$—
State and local	—	—
Total current income tax expense	—	—
Deferred
Federal	$(450,120)	$(54,300)
State and local	(198,582)	—
Valuation allowance	648,702	107,885
Total deferred income tax expense (benefit)	—	53,585

Total income tax expense	$—	$53,585

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented.

	Fiscal Year Ended August 31,
	2012	2011

U.S. federal taxes at statutory rate	34%	34%
State taxes, net of federal benefit	15	15
Permanent differences	—	—
Change in valuation allowance	—	—
Change in rate	—	—
Other	—	—

Effective tax rate	49%	49%

The major components of deferred tax assets and liabilities were as follows:

As of August 31,
	2012	2011

Deferred tax assets:
Net operating loss carryforwards	$-	$-
Tax credit carryforwards	-	-
Allowances and other	-	-
Depreciation and amortization	-	-
Total deferred tax assets	-	-

Deferred tax liabilities:
Depreciation and amortization	-	-
Total deferred tax liabilities	-	-
Valuation allowance	(648,702)	(648,702)
Net deferred tax assets	$-	$-

As of August 31, 2012, the Company had federal net operating loss carryforwards of approximately $1,600,000, which includes stock-based compensation deductions of approximately $142,000. The federal net operating losses and tax credits expire in years beginning in 2021. As of January 31, 2012, the Company had state net operating loss carryforwards of approximately $1,600,000 which expire in years beginning in 2014. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Company has previously experienced “ownership changes” under section 382 of the Code and comparable state tax laws. The Companyestimates that none of the federal and state pre-change net operating losses will be limited under Section 382 of the Code.

As of August 31, 2012 and 2011, the Company maintained a full valuation allowance on its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The Company files income tax returns in the United States and California. The 2011 tax year remains subject to examination for U.S. federal and state purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and state purposes. The Company is not currently under examination in federal or state jurisdictions.

7.	Capital Lease – in Default

The Company periodically leases computer servers and related hardware under capital lease agreements. The lease terms are typically from three to five years, depending on the type of equipment. The leased equipment typically has a bargain purchase price, and qualifies for treatment as a capital lease. For book purposes, the assets are amortized over their estimated useful lives.

Assets under capital lease as of August 31, 2012 and August 31, 2011 were as follows:

	2012	2011

Servers	$147,049	$-
Less: accumulated depreciation	(43,062)	-
Net assets under capital lease	$103,987	$-

The monthly payment under the lease is $8,569. As of August 31, 2012 and as of the date of these financial statements, the Company was in default on the lease. The Company is working with the lessor to resolve this issue. During the year ended August 31, 2012 the Company paid a total of $28,606 in principal payments towards capital leases. The following is a schedule of future payments required under the lease together with their present values:

Payments

2013	$128,535
2014	-
2015	-
2016	-
Total lease payments	128,535
Less: amount representing interest	(10,092)
Present value of minimum lease payments	$118,443

8.	Related Party Transactions

The related party payable as of August 31, 2012 consists of unpaid compensation and non-interest bearing cash advances and charges on personal credit lines made on behalf of the Company by the Company’s Chief Executive Officer and an executive of the Company’s subsidiary. The balances owed to the executives are not secured and are due on demand. Interest will be charged on these balances. However, no formal agreement has been executed to quantify the interest.

RL entered into several convertible promissory notes with its founders, officers and high-level executives since its inception on December 1, 2011. The following is a summary of the issuance dates, amounts and the related party nature of the transaction.

Date of Issuance	Amount	Related Party Nature

December 1, 2011	$100,000	Issuance to an entity controlled by RL founders
March 27, 2012	125,000	Issuance to an entity partially controlled by Chief Executive Officer
June 18, 2012	50,000	Issuance to an executive of StreamTrack Media
August 22, 2012	150,000	Issuance to an executive of StreamTrack Media

Total	$425,000	$-

On July 1, 2012, RL entered into a 3 year consulting agreement with Carter Toni, who is now the Vice President, Product Development, of StreamTrack. Mr. Toni agreed to an annual salary of $99,600 and was granted 50,000 shares of RL common stock that will vest over the term of the consulting agreement. This salary was deferred until January 1, 2013.

On July 1, 2012, RL entered into a 3 year consulting agreement with Jennifer Freides, who is now the Chief Operating Officer of StreamTrack. Ms. Freides agreed to an annual salary of $99,600 and was granted 25,000 shares of RL common stock that will vest over the term of the consulting agreement. This salary was deferred until January 1, 2013.

On July 1, 2012, RL entered into a 3 year consulting agreement with Michael Freides, who is now the President of StreamTrack. Mr. Freides agreed to an annual salary of $99,600 and was granted 25,000 shares of RL common stock that will vest over the term of the consulting agreement. This salary was deferred until January 1, 2013.

RL records consulting fees payable to these three executives on a straight-line basis, over the term of the agreements. A total of $41,500 in consulting fees were recorded for the year ended August 31, 2012. However, these amounts were not paid to the executives as of August 31, 2012 as a result of their agreement to defer their pay until January 1, 2013.

On July 1, 2012, RL acquired a customer list from Rightmail, an entity wholly owned by Michael Freides, in exchange for 300,000 shares of RL common stock valued at $159,000.

9.	Factor Line of Credit

On January 26, 2012 the Company executed a contract with an unrelated party (the “Factor”) to provide financing to the Company in the form of a factoring line of credit. The Company utilizes the factoring line of credit to take cash advances on its accounts receivable balances prior to its customers paying the balances owed to the Company. The Factor charges a variety of fees totaling approximately 3% of the funds advanced by the Factor. Transactions involving the Factor for the year ended August 31, 2012 are detailed in the table below.

Advances from factor	$1,102,134
Fees charged by factor	34,121
Total	1,136,255
Payments received from customers	(1,068,164)
Balance, August 31, 2012	$68,091

10.	Debt Instruments

On May 14, 2010, the Company issued a convertible note for $70,000 (the “1st Note”) to an unrelated party (the “Creditor”).  The 1st Note bore 8% interest and matured on February 14, 2011. The 1st Note was fully converted into the Company’s common stock. During the fiscal year ended August 31, 2012, the holder of the 1st Note converted a total of $28,500 into 6,272,322 shares of the Company’s common stock.

On September 19, 2011, the Company issued a convertible note for $78,500 (the “2nd Note”) to the Creditor. The 2nd Note bears 8% interest with a maturity date of May 27, 2012. The 2nd Note is convertible into shares of common stock of the Company beginning 120 days after the issuance and up until the note comes due (or later if extended). The 2nd Note is convertible into shares of the Company’s common stock at a conversion price calculated based on the average of the 5 lowest closing prices over the 10 day period ending 1 day prior to the measurement date multiplied by 61%. The investor will be limited to convert no more than 4.99% of the issued and outstanding common stock at time of conversion at any one time. During the fiscal year ended August 31, 2012, the holder of the 2nd Note converted a total of $78,500 into 54,667,388 shares of the Company’s common stock.

On December 28, 2011, the Company issued a convertible note for $78,500 (the “3rd Note”) to the Creditor. The 3rd Note bears 8% interest and was originally due on May 27, 2012. The 3rd Note is convertible into shares of common stock of the Company beginning 120 days after the issuance and up until the note comes due (or later if extended). The 2nd Note is convertible into shares of the Company’s common stock at a conversion price calculated based on the average of the 5 lowest closing prices over the 10 day period ending 1 day prior to the measurement date multiplied by 61%. The investor will be limited to convert no more than 4.99% of the issued and outstanding common stock at time of conversion at any one time. During the fiscal year ended August 31, 2012, the holder of the 3rd Note converted a total of $24,000 and $3,140 in accrued interest on the 2nd and 3rd Notes into 35,640,000 shares of the Company’s common stock. A total of $54,500 of the principal on the 3rd Note remained outstanding as of August 31, 2012 and was technically in default. The Creditor has not notified the Company of any penalties the Creditor wishes to impose on the Company but the Creditor has a right to impose certain default penalties as described within the convertible debt agreements including but not limited to demanding all debts owed to the Creditor be paid immediately at a rate equal to 135% of the then outstanding principal and interest balance.

On May 24, 2012, the Company issued a convertible note for $78,500 (the “4th Note”) to the Creditor. The note bears 8% interest and is due on March 1, 2013. The note is convertible into shares of common stock of the Company beginning 120 days after the issuance and up until the note comes due (or later if extended). During the fiscal year ended August 31, 2012, no portion of the 4th Note was converted to shares of the Company’s common stock. The investor will be limited to convert no more than 4.99% of the issued and outstanding common stock at time of conversion at any one time. The full balance of the 4th Note remained outstanding as of August 31, 2012.

On July 30, 2012, the Company issued a convertible note for $42,500 (the “5th Note”) to the Creditor. The note bears 8% interest and is due on May 1, 2013. The note is convertible into shares of common stock of the Company beginning 120 days after the issuance and up until the note comes due (or later if extended). During the fiscal year ended August 31, 2012, no portion of the 5th Note was converted to shares of the Company’s common stock. The investor will be limited to convert no more than 4.99% of the issued and outstanding common stock at time of conversion at any one time. The full balance of the 5th Note remained outstanding as of August 31, 2012.

Upon the six month anniversary of all financings with the Creditor, the shares underlying the convertible promissory notes are issuable without restriction and can be sold to the public through the OTC Bulletin Board. As a result of the conversion price not being fixed, the number of shares of the Company’s common stock that are issuable upon the conversion of the convertible promissory notes is indeterminable until such time as the Creditor elects to convert to common stock. As a result of this the Company has determined that a derivative liability existed as of the six month anniversary of the December 28, 2011 convertible promissory note. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $35,354 as of June 26, 2012. On August 31, 2012 the Company re-measured the derivative liability using the input attributes below and determined the value was $86,115. An expense of $50,761 was recorded as of August 31, 2012 and included in the statement of operations in order to adjust the derivative liability to the re-measured value.

	August 31,	June 26,
	2012	2012
Expected life (in years)	0.08	0.27
Balance of note outstanding	$54,500	$78,500
Stock price	$0.0026	$0.0016
Effective conversion price	$0.0010	$0.0011
Shares issuable upon conversion	53,821,845	70,707,981
Risk-free interest rate	0.09%	0.10%
Expected volatility	61.83%	61.83%
Expected dividend yield	-	-

Interest expense on all debts owed to the Creditor during the years ended August 31, 2012 and August 31, 2011 totaled $10,699 and $7,762, respectively.

The following table reflects the balance of the Company’s convertible promissory notes as of August 31, 2012. The original debt discount was equal to the initial valuation of the derivative liability of $35,354. Accretion of the debt discount of $24,055 was recorded for the year ended August 31, 2012 and has been included in the statements of operations.

Convertible promissory notes, principal balance	$175,500
Less: Unamortized portion of debt discount	(11,299)
Convertible promissory notes, net, August 31, 2012	$164,201

Future maturities of the RL convertible promissory notes, in the aggregate, are as follows for the years ending August 31,

2012	$175,500
2013	-
2014	-
Thereafter	-
$175,500

On December 1, 2011, RL issued a convertible promissory note for $100,000 to an entity controlled by RL’s Chief Executive Officer and Chief Operating Officer, respectively. In exchange for the issuance of the convertible promissory note, RL received $54,900 in cash and computer hardware valued at $45,100. The convertible promissory note bears 4% interest, is convertible into RL’s common stock at a $0.50 conversion price and matures on December 1, 2014. RL recorded a beneficial conversion feature of $6,000 in connection with this financing. A total of 50,000 warrants were issued in connection with this financing. The warrants were valued at $9,910, have a three-year term, and are exercisable at a price of $0.50.

On January 27, 2012, RL issued a convertible promissory note for $50,000 to an unrelated party. The convertible promissory note bears 4% interest, is convertible into the RL’s common stock at a $0.50 conversion price and matures on January 27, 2015. RL recorded a beneficial conversion feature of $3,000 in connection with this financing. A total of 25,000 warrants were issued in connection with this financing. The warrants were valued at $4,955, have a three-year term, and are exercisable at a price of $0.50.

On March 22, 2012, RLissued a convertible promissory note for $125,000 to an entity controlled by RL’s Chief Executive Officer and an unrelated party, respectively. In exchange for the issuance of the convertible promissory note, RLacquired the software and sourcecode for the WatchthisTM computer software. As a result of this transaction being completed with an entity controlled by the Chief Executive Officer, the WatchthisTM software and sourcecode were recorded in RL’s books at historical cost in accordance with ASC 805-50, Transactions Between Entities Under Common Control. Costs consisted of software development fees, domain purchase costs and legal fees associated with patent filings. The convertible promissory note bears 4% interest, is convertible into RL’s common stock at a $0.50 conversion price and matures on March 22, 2015. RLrecorded a beneficial conversion feature of $7,500 in connection with this financing. A total of 62,500 warrants were issued in connection with this financing. The warrants were valued at $12,387, have a three-year term, and are exercisable at a price of $0.50.

On June 18, 2012, RL issued a convertible promissory note for $50,000 to an executive of the Company’s subsidiary. The convertible promissory note bears 4% interest, is convertible into the RL’s common stock at a $0.50 conversion price and matures on June 18, 2015. RL recorded a beneficial conversion feature of $3,000 in connection with this financing. A total of 25,000 warrants were issued in connection with this financing. The warrants were valued at $4,955, have a three-year term, and are exercisable at a price of $0.50.

On August 22, 2012, RL issued a convertible promissory note for $150,000 to an executive of the Company’s subsidiary. The convertible promissory note bears 4% interest, is convertible into the RL’s common stock at a $0.50 conversion price and matures on August 22, 2015. RL recorded a beneficial conversion feature of $9,000 in connection with this financing. A total of 25,000 warrants were issued in connection with this financing. The warrants were valued at $14,865, have a three-year term, and are exercisable at a price of $0.50.

The valuation of the stock warrants and the beneficial conversion feature associated with each issuance of convertible promissory notes utilized valuation inputs and related figures provided by a professional and independent valuation firm.

The conversion feature associated with the convertible promissory notes provide for a rate of conversion that is below market value. This conversion feature is accounted for as a beneficial conversion feature. A beneficial conversion feature was recorded by RL and classified as a debt discount on the balance sheet at the time of issuance of each convertible promissory note with a corresponding credit to additional paid-in capital. The value is amortized over the three-year term of the convertible promissory note. The amortized value for each period is recorded as an offset against the debt discount on the balance sheet, classified as interest expense in the statement of operations and as accretion of debt discount within the statement of cashflows.

The following table reflects the balance in convertible promissory notes as of August 31, 2012:

Convertible promissory notes, principal balance	$475,000
Less: Unamortized portion of debt discount	(66,353)
Convertible promissory notes, net, August 31, 2012	$408,647

Future maturities of the RL convertible promissory notes, in the aggregate, are as follows for the years ending August 31,

2012	$-
2013	-
2014	100,000
Thereafter	375,000
$475,000

As of August 31, 2012, the amounts of long-term and short-term convertible promissory notes payable are stated at contract amounts that approximate fair value based on current interest rates available in the United States of America.

11.	Stockholders’ Equity

Series A Preferred Stock

Each share of Series A Preferred Stock has voting rights equal to the voting equivalent of the common stock into which it is convertible at the time of the vote. All outstanding shares of Series A Preferred Stock will automatically convert into common stock on the first business day after the closing date of the acquisition by the Company of 100% of the total issued and outstanding capital stock of Radio Loyalty, Inc., a California corporation. The holders of the Series A Preferred Stock are not entitled to dividends.  The Series A Preferred Stock has no preferential rights to the Company’s common stock and will share in any liquidation proceeds with the common stock on an as converted basis..

Common Stock

Each share of common stock has the right to one vote per share. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company, whenever funds are legally available. These rights are subordinate to the dividend rights of holders of all classes of stock outstanding at the time.

Stock Based Compensation

Stock-based compensation expenses related to all employee and non-employee stock-based awards for the fiscal years ended August 31, 2012 and 2011 are as follows:

	Fiscal Year Ended August 31,
	2012	2011

Stock-based compensation expenses:
Consulting fees	$94,516	$-
Product development	23,555	-
Marketing and sales	14,287	-
Officer compensation	10,000	-

Total stock-based compensation, recorded in costs and expenses	$142,358	$-

During the year ended August 31, 2012, the Company granted 3,050,000 restricted stock units (“RSUs”) at a weighted average value of $0.01 per share. These RSUs were valued based on the grant date value of the Company’s common stock as quoted on the OTC Bulletin Board. These RSUs were considered fully earned as of the date of issuance.

On December 1, 2011, RL granted the Company’s Chief Executive Officer and two other executives of the Company’s subsidiary a total of 10,300,000 shares of RL’s common stock. These shares were considered founder shares and were valued at $10,300.In connection with the APA, the Company plans to purchase and assumethe common stockpreviously issuedby RL.

During the year ended August 31, 2012, RL granted 1,695,000 RSUs at a weighted average value of $0.53 per share. In connection with the APA, the Company plans to purchase and assumethe RSUspreviously granted by RL.

The fair value of the RSUs is expensed ratably over the vesting period. RSUs vest daily on a cliff basis over the service period, generally three years. The Company recorded stock-based compensation expense related to restricted stock units of $142,358 during the fiscal year ended August 31, 2012. As of August 31, 2012, total compensation cost not yet recognized of $766,292 related to non-vested RSUs (inclusive of the RL RSUs), is expected to be recognized over a weighted average period of 2.78 years.

The following table summarizes the activities for the Company’s RSUs for the year ended August 31, 2012:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at August 31, 2011	-	$0.00
Granted	3,050,000	0.01
Vested	(3,050,000)	0.00
Canceled	-	0.00

Unvested at August 31, 2012	-	$0.00

Expected to vest after August 31, 2012	-	$0.00

The following table summarizes the activities for RL’s RSUs for the year ended August 31, 2012:

	Number of Shares	Weighted- Average Grant-Date Fair Value (1)
Unvested at August 31, 2011	-	$0.00
Granted	1,695,000	0.53
Vested	(186,250)	0.53
Canceled	-	0.00

Unvested at August 31, 2012	1,508,750	$0.53

Expected to vest after August 31, 2012	1,508,750	$0.53

(1) Grant date fair value is the fair value associated with RL’s common stock, not the Company’s common stock.

Asset Purchase Agreements

On March 22, 2012, RL issued (i) a convertible promissory note for $125,000 (ii) 125,000 shares of common stock valued at $62,250 and (iii) a warrant to purchase 125,000 shares of RL common stock valued at $13,750, to an entity controlled by the Company’s Chief Executive Officer and an unrelated individual in exchange for the WatchthisTM assets. The aggregate value of the common stock and the convertible promissory note exceeded the historical value of the WatchthisTM assets by $117,627. The Company accounted for this excess value issued to the entity as a one-time dividend of $117,627.

On July 1, 2012, RL issued 300,000 shares of its common stock valued at $159,000 in connection with the asset purchase agreement between RL and Rightmail, LLC.

Effect of Proposed Reverse Stock Split

Upon the execution of the proposed reverse stock split, the Company intends to re-issue the RL convertible promissory notes and warrants to purchase common stock in the same form. However, the conversion price of each specific instrument will be adjusted to ensure that the holder of each instrument will have the right to convert the instrument into an equivalent number of shares of the Company’s common stock that they would have been entitled to on an as-if basis, if they had elected to convert the instrument they held on the date the reverse stock split became effective.

12.	Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including the shares issuable upon conversion of the Company’s convertible promissory notes, the Series A Preferred Stock, the RL convertible promissory notes, and the RL warrants to purchase common stock. Basic and diluted net loss per share was the same for each year presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share.

	Fiscal Year Ended August 31,
	2012	2011

Numerator
Net loss	$(1,323,882)	$-
Deemed dividends	(200,647)	-
Net loss attributable to common stockholders	$(1,524,529)	$-

	Fiscal Year Ended August 31,
	2012	2011

Denominator
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	131,557,855	51,567,308
Net loss per share, basic and diluted	$(0.02)	$(0.00)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of August 31,
	2012	2011

Convertible promissory notes (1)	109,687,500	—
Series A Preferred Stock (2)	23,251,841	—
RL convertible promissory notes (3)	***	—
Warrants to purchase RL common stock (4)	***	—

Total quantifiable common stock equivalents	132,939,341	—

(1)
As of August 31, 2012, the Company had convertible promissory notes of $175,500 outstanding. The Company has estimated the number of shares of common stock the holder of the convertible promissory note agreements could have been issued had the holder elected to convert the convertible promissory notes to common stock as of August 31, 2012. The holder did not make such an election as of August 31, 2012.

(2)
As of August 31, 2012, the Company had 100 shares of its Series A Preferred Stock outstanding. The Company has estimated the number of shares of common stock the holders of the Series A Preferred Stock could have been issued had the holder elected to convert the Series A Preferred Stock to common stock as of August 31, 2012. The holder did not make such an election as of August 31, 2012.

(3)
In connection with the August 31, 2012 asset purchase agreement with RadioLoyalty, Inc. (“RL), the Company plans to purchase and assume certain convertible promissory notes previously issued by RL as of the date of these financial statements, the convertible promissory notes were convertible into 1,450,000 shares of RL common stock, representing approximately 10% of RL’s fully diluted outstanding common stock. After taking all known factors into account and making certain assumptions regarding some unknown factors associated with the proposed reverse stock split, management estimates the holders of the RL convertible promissory notes will have the right to convert their holdings into approximately 9% of the Company’s outstanding common stock, on a post-reverse stock split basis.

(4)
In connection with the August 31, 2012 asset purchase agreement with RL, the Company plans to purchase and assume certain stock purchase warrants previously issued by RL As of the date of these financial statements, the stock purchase warrants were convertible into 362,500 shares of RL common stock, representing approximately 3% of RL’s fully diluted outstanding common stock. After taking all known factors into account and making certain assumptions regarding some unknown factors associated with the proposed reverse stock split, management estimates the holders of the RL convertible promissory notes will have the right to convert their holdings into approximately 3% of the Company’s outstanding common stock, on a post-reverse stock split basis.

13.	Discontinued Operations

Current assets of discontinued operations at August 31, 2012 and August 31, 2011 are detailed in the table below.

	August 31,	August 31,
	2012	2011

Cash	$-	$34,928
Accounts Receivable	-	248,700
Property & Equipment, Net	-	6,810
Unamortized Film Costs, Net	-	295,414
Total Assets Held for Sale	$-	$585,852

Current liabilities of discontinued operations at August 31, 2012 and August 31, 2011 are detailed in the table below.

	August 31,	August 31,
	2012	2011

Accounts Payable	$-	$22,020
Accrued Interest	-	15,573
Estimated Costs to Complete Films	-	15,000
Note Payable – Legal	-	17,997
Note Payable – Shareholder	-	13,500
Note Payable – Shareholder	-	15,050
Total Liabilities Held for Sale	$-	$99,140

The results of operations of the discontinued entertainment business are detailed below.

	Fiscal Years Ended August 31,
	2012	2011

Sales	$-	$305,140
Operating Expenses	-	(349,546)
Other Income & Expenses	-	(107,629)
Provision for Income Tax	-	(53,585)
Net Loss From Discontinued Operations	$-	$(205,620)

14.	Subsequent Events

On August 31, 2012, RL issued a convertible promissory note for $250,000 to an unrelated party. The cash was not received from the holder of the convertible promissory note until September 2012. The convertible promissory note bears 4% interest, is convertible into the RL’s common stock at a $0.50 conversion price and matures on January 27, 2015. RL will record a beneficial conversion feature in connection with this financing. A total of 125,000 warrants were issued in connection with this financing. The warrants have a three-year term, and are exercisable at a price of $0.50.

On September 18, 2012, StreamTrack Media reached a compensation arrangement with Aaron Gravitz, who is now the Chief Executive Officer of StreamTrack Media. Mr. Gravitz agreed to an annual salary of $240,000.

On October 5, 2012, the Company amended the APA such that (1) 180,000,000 shares of the Company’s common stock will be issued to RL on or before October 31, 2012 and (2) within twenty (20) business days after the recording of Amended and Restated Articles of Incorporation by the Company with the Wyoming Secretary of State that effect a reverse split of the Company’s issued and outstanding common stock, issue to RL a number of Shares such that on the date of the issuance of such shares (the “Share Issuance Date”), the RL and its affiliates will own a number of shares of the Company’s common stock equal to the quotient derived by dividing 14,500,000 by the average closing bid price of the Company’s common stock quoted on the public securities trading market on which the Company’s common stock is then traded with the highest daily trading volume (as measured during the preceding 90 days), over the fifteen (15) consecutive trading days immediately following the effective date of the reverse stock split, including and taking into account all other shares of the Company’s common stock already owned by RL and its affiliates on the Share Issuance Date. The issuance of the 180,000,000 shares has not yet been completed and may not be completed depending on events leading up to the proposed reverse stock split.

On December 1, 2012, the Chief Executive Officer agreed to defer the calculation of amounts owed to him under an agreement date June 1, 2012 whereby the Chief Executive Officer would be compensated for the Company’s exclusive use of his available credit with a lender. The compensation will be calculated based on the total advances from the lender or charges on the credit account for verified business expenses each month (“Total Usage”). The charge on the Total Usage will be calculated at an annualized interest rate of 5%. The Chief Executive Officer and the Company plan to calculate the compensation during the second quarter of the Company’s fiscal year ending August 31, 2013. The compensation will likely be in the form of a one-time adjustment to ensure the Chief Executive Officer is compensated for providing liquidity to the Company since the inception of RL on December 1, 2011.

On December 12, 2012, the Company executed a term sheet under similar terms as the 5th Note with the Creditor for an additional financing of $100,000. The financing is expected to close on or shortly after December 14, 2012.

During the period from August 31, 2012 through December 13, 2012, the Company’s Chief Executive Officer continued to utilize a personal credit card to finance short term expenses on behalf of the Company and received repayments totaling $41,991. Repayment terms associated with the remaining balance have yet to be established.

During the period from August 31, 2012 through December 13, 2012, the Chief Executive Officer of StreamTrack Media provided financing to the Company of $50,000 and received repayments totaling $32,500. Repayment terms associated with the remaining balance have yet to be established.

During the period from August 31, 2012 through December 13, 2012, the Creditor converted $40,500 of the 5th Note into 33,069,280 shares of the Company’s common stock. The principal balance owed to the Creditor as of December 14, 2012 was approximately $135,000.

During the period from August 31, 2012 through December 13, 2012, the Factor provided additional financing to the Company of approximately $293,430. Payments to the Factor from the Company’s customers exceeded the total value of the additional financings. The balance owed to the Factor as of December 13, 2012 was approximately $72,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

As of August 31, 2012, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized, and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of August 31, 2012.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  All internal control systems, no matter how well designed, have inherent limitations.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal controls over financial reporting as of August 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”  Based on this assessment, management believes that, as of August 31, 2012, our internal control over financial reporting was effective based on those criteria.  There have been no changes in internal control over financial reporting since August 31, 2012, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of August 31, 2012 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the executive officers and directors of the Company and its subsidiaries as of August 31, 2012:

Name	Age	Position

Michael Hill	36
Chief Executive Officer, President, Chief Financial Officer, Corporate Secretary, and Chairman of the Board of Directors of Lux and Chief Financial Officer, Corporate Secretary, and Chairman of the Board of Directors of StreamTrack Media, Inc.

Aaron Gravitz	32	Director of Lux and Chief Executive Officer of StreamTrack Media, Inc.

Michael Freides	31	President of StreamTrack Media, Inc.

Michael Hill, age 36, has been the Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary of Lux since May 2012.  He is also the co-founder of RadioLoyalty, Inc., a digital media and streaming solutions provider with innovative technology focused on the internet, mobile, radio and television broadcasting industries which was acquired by Lux’s wholly owned subsidiary, StreamTrack Media, Inc., a California corporation (“STMI”), in August 2012.  Mr. Hill has been the Chief Financial Officer, Corporate Secretary, and Chairman of the Board of Directors of STMI since its inception and was the Chief Executive Officer and President of STMI from its inception to September 2012.Mr. Hill is a seasoned media executive with over 10 years of experience building digital businesses.Prior to launching RadioLoyalty in 2011, Mr. Hill was the Chief Strategy Officer of Lenco Mobile, Inc., a global mobile technology services and marketing company.His primary responsibilities were to oversee the development, deployment and launch of international offices in United Kingdom, Mexico, Colombia, Singapore, New Zealand, China, South Korea and Australia.  Simultaneously, Mr. Hill was responsible for the technology design, development, launch and implementation of its MMS Messaging Platform with the world’s largest wireless carriers.Before joining Lenco Mobile, Mr. Hill founded AdMax Media in 2008, an advertising technology company where he developed an advertising network software, Admaximizer.com.From 2004 until 2008, Mr. Hill served as the Chairman and Chief Executive Officer of Commerce Planet.In 2008, both businesses were sold to a public company, Lenco Mobile Inc., which purchased all assets and liabilities, establishing the AdMax Media operation. A veteran of online advertising, Mr. Hill has founded multiple other private technology and media companies.Mr. Hill has designed and developed many proprietary technology platforms, including but not limited toUniversalPlayerTM, RadioLoyaltyTM, AdmaximizerTM, WatchThisTM, Jupiter MMSTM, and Build.mobi.Prior to this work, Mr. Hill served in the United States Navy, receiving the honor of Enlisted Surface Warfare Specialist.

Mr. Hill’s qualifications:
•
Leadership experience – Mr. Hill has been our Chairman, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary since May 2012.  He also currently serves as the Chairman, Chief Financial Officer, and Corporate Secretary of STMI.

•	Finance experience – Mr. Hill currently serves as Chief Financial Officer of Lux. and has been supervising the financial management of Lux since May 2012.
•	Industry experience – Mr. Hill has built numerous successful digital media businesses for the past 10 years.

Aaron Gravitz.  Mr. Gravitz, age 32, co-founded RadioLoyalty Inc. in 2011. He has been a director of the Company since September 2012 and the Chief Executive Officer of STMI since September 2012. He has over 15 years experience in the online advertising space. Prior to co-founding RadioLoyalty, Inc., he was the Chief Operating Officer of Lenco Media Inc. from January 2011 to September 2012 and the Chief Operating officer of AdMax Media Inc. from January 2010 to January 2011. Mr. Gravtiz joined Commerce Planet in 2004, serving in various roles, and ultimately as Chief Operating Officer. Mr. Gravitz has significant experience in operating an advertising network, bringing products to market, and managing the entire media buying and selling process.  His track record includes founding multiple companies that grew to over 50 million dollars in combined sales, with several leading to acquisition. Mr. Gravitz’s current responsibilities at the Company include, but are not limited to, directing operations, overseeing media buying and sales, product development, managing strategic relationships, directing customer relations, and broadcaster development. Mr. Gravitz received a bachelor’s degree in public policy and ethics from the University of California Santa Barbara in 2004.

Mr. Gravitz’s qualifications:
•	Leadership Experience – Mr. Gravitz has held various leadership and executive positions including Chief Executive Officer of STMI and and COO of RadioLoyalty Inc.
•	Industry Experience – Mr. Gravitz has built numerous successful digital media businesses for the past 10 years.

Michael Freides.  Mr. Freides, age 31, has been the President of STMI since September 2012.  He has ten years of industry experience in online advertising. In 2007, he founded Rightmail Media, LLC and from 2007 to 2008 he was the Chief Executive Officer of Rightmail Media, LLC, a lead generation company. In the late 2000’s, Intrepid Investments invested in Rightmail Marketing.  Rightmail Marketing later went on to become part of The Selling Source, a Las Vegas based lead generation company. Mr. Freides became the President of Rightmail Marketing in 2008 where he served in that capacity until 2012. In 2007, before founding Rightmail Media, LLC, Mr. Freides headed business development and account management for internet startup company AdRevolution, formerly known as Progressing Markets. Mr. Freides also spent several years in the hospitality industry where he focused on e-commerce and developed online sales programs for several hotels and resorts.

Mr. Freides’ qualifications:
•	Leadership experience – Mr. Freides has managed teams ranging from three to 50 people in various industries and backgrounds.
•	Industry experience – Mr. Freides has operated numerous successful online advertising businesses over the last 10 years.

No director is required to make any specific amount or percentage of his business time available to us.  Our officer intends to devote such amount of his time to our affairs as is required or deemed appropriate by us.

Limitation of Liability and Indemnification of Officers and Directors

Under the Wyoming General Corporation Law and the Company’s Articles of Incorporation, as amended, the Company’s directors will have no personal liability to the Company or its stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his “duty of care”. This provision does not apply to the directors’ (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director’s duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to the corporation or its shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director’s duty to the corporation or its shareholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

Board Committees

Our Board of Directors does not have an audit committee and our full Board of Directors is presently performing the functions of an audit committee.  Our Board of Directors does not have a compensation committee so all decisions with respect to management compensation are made by the whole board.  Our Board of Directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm’s length.

Auditor Independence

Silberstein Ungar, PLLC (“Silberstein”) has been the Company’s principal auditing firm since September 16, 2008.  Silberstein provided other non-audit services to the Company.  Our Board of Directors has considered whether the provisions of non-audit services are compatible with maintaining Silberstein’s independence.

Report of the Audit Committee

Our Board of Directors does not have an audit committee.  Accordingly, we have not received any reports from an audit committee during the fiscal year ended August 31, 2012.  Our full Board of Directors is presently performing the functions of an audit committee until an audit committee is formed in the future.

Code of Conduct

We not yet adopted a Code of Conduct to apply to our directors, officers and employees.

Compliance with Section 16(A) of Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and certain persons who own more than 10% of a registered class of our equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the Securities and Exchange Commission (the “SEC”).  Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.

Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to the Company’s Reporting Persons during and with respect to the fiscal year ended August 31, 2012 have been complied with on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (“Named Executive Officers”), and executive officers that we may hire in the future.  As more fully described below, our board of directors makes all decisions for the total direct compensation of our executive officers, including the Named Executive Officers.  We do not have a compensation committee, so all decisions with respect to management compensation are made by the whole board.

Compensation Program Objectives and Rewards

Our compensation philosophy is based on the premise of attracting, retaining, and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and stockholders, and rewarding outstanding performance.  Following this philosophy, in determining executive compensation, we consider all relevant factors, such as the competition for talent, our desire to link pay with performance in the future, the use of equity to align executive interests with those of our stockholders, individual contributions, teamwork and performance, and each executive’s total compensation package.  We strive to accomplish these objectives by compensating all executives with total compensation packages consisting of a combination of competitive base salary and incentive compensation.

To date, we have not applied a formal compensation program to determine the compensation of the Named Executives Officers.  In the future, as we and our management team expand, our board of directors expects to add independent members, form a compensation committee comprised of independent directors, and apply the compensation philosophy and policies described in this section of the 10K.

The primary purpose of the compensation and benefits described below is to attract, retain, and motivate highly talented individuals when we do hire, who will engage in the behaviors necessary to enable us to succeed in our mission while upholding our values in a highly competitive marketplace.  Different elements are designed to engender different behaviors, and the actual incentive amounts which may be awarded to each Named Executive Officer are subject to the annual review of the board of directors.  The following is a brief description of the key elements of our planned executive compensation structure.

•	Base salary and benefits are designed to attract and retain employees over time.
•	Incentive compensation awards are designed to focus employees on the business objectives for a particular year.
•
Equity incentive awards, such as stock options and non-vested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

•
Severance and change in control plans are designed to facilitate a company’s ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered.  We currently have not given separation benefits to any of our Name Executive Officers.

Benchmarking

We have not yet adopted benchmarking but may do so in the future.  When making compensation decisions, our board of directors may compare each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly-traded and privately-held companies.  Our board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation as each executive officer’s compensation relative to the benchmark varies based on scope of responsibility and time in the position.  We have not yet formally established our peer group for this purpose.

Benefits and Prerequisites

At this stage of our business we have limited benefits and no prerequisites for our employees other than health insurance and vacation benefits that are generally comparable to those offered by other small private and public companies or as may be required by applicable state employment laws.  We may adopt retirement plans and confer other fringe benefits for our executive officers in the future if our business grows sufficiently to enable us to afford them.

Separation and Change in Control Arrangements

We do not have any employment agreements with our Named Executive Officers or any other executive officer or employee of Lux.  None of them are eligible for specific benefits or payments if their employment or engagement terminates in a separation or if there is a change of control.

Executive Officer Compensation

The following summary compensation table sets forth certain information concerning compensation paid to the Company’s Chief Executive Officer and its most highly paid executive officers (the “Named Executive Officers”) whose total annual salary and bonus for services rendered in all capacities for the year ended August 31, 2012 was $100,000 or more.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Restricted Stock Awards	All Other Compensation	Total

Michael Hill (1)	2012	$60,094	-0-	$10,000	-0-		$70,094
Chairman, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary of Lux and Chairman, Chief Financial Officer, and Corporate Secretary of STMI	2011	$0	-0-	-0-	-0-	$

Aaron Gravitz (2)	2012	$60,093	-0-	$10,000	-0-		$70,093
Director of Lux and Chief Executive Officer of STMI	2011	$0	-0-	-0-	-0-		$0

Michael Freides (3)	2012	$0	-0-	-0-	$-		$0
President of STMI	2011	$0	-0-	-0-	-0-		$0
_______________
(1)
Mr. Hill has been Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary of Lux since May 2012 and Chairman, Chief Financial Officer, and Corporate Secretary of STMI since August 2012.

(2)	Mr. Gravtiz has been a director of Lux since September 2012 and the Chief Executive Officer of STMI since September 2012.

(3)
Mr. Freides has been the President of STMI since September 2012.  STMI has agreed to pay to Mr. Freides the following compensation: an annual salary of $99,600, commencing in January 2013, and reimbursement of expenses.

Employment Agreements

We have entered into consulting agreements with our executive officers.These agreements are disclosed within the “Related Party Transactions” footnote to our financial statements for the year ended August 31, 2012.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers received any equity awards during the year ended December 31, 2011.

Employee Benefit Plans

We have not yet, and have no plans to, establish a management stock option plan pursuant to which stock options may be authorized and granted to the executive officers, directors, employees and key consultants of Lux.

Director Compensation

None of our directors received any compensation for their respective services rendered to us as directors during the year ended August 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Lux Digital Pictures at November 30, 2012. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of November 30, 2012 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 253,167,691 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o Lux Digital Pictures, Inc., 347 Chapala Street, Santa Barbara, California 93101. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name, Title and Address	Number of Shares Beneficially Owned (1)	Percentage Ownership

Michael Hill Chairman, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary of Lux and Chairman, Chief Financial Officer, and Corporate Secretary of STMI	103,290,000	40.80%

Aaron Gravitz Director of Lux and Chief Executive Officer of STMI	0	*

Michael Freides President of STMI	0	*

All current Executive Officers as a Group	103,290,000	40.80%
________________
* Indicates beneficial ownership of less than 1%.

(1)  Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of November 30, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Silberstein Ungar, PLLC (“Silberstein”) has been our principal auditing firm since September 16, 2008.  Silberstein provided other non-audit services to us.  Our Board of Directors has considered whether the provisions of non-audit services are compatible with maintaining Silberstein’s independence.

Audit Fees

An aggregate of $18,600 was billed by our auditors for the following professional services: audit of our annual financial statement for the fiscal year ended August 31, 2012, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended November 30, 2011, February 29, 2012, and May 31, 2012.

An aggregate of $7,700 was billed by our auditors for the following professional services: audit of our annual financial statement for the fiscal year ended August 31, 2011, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended November 30, 2010, February 28, 2011, and May 31, 2011.

Audit Related Fees

Our auditors billed us $750 for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding section during the fiscal year ended August 31, 2012.

Our auditors billed us $0 for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding section during the fiscal year ended August 31, 2011.

Tax Fees

Our auditors billed us $0 for tax preparation services during the fiscal year ended August 31, 2012.

Our auditors billed us $0 for tax preparation services during the fiscal year ended August 31, 2011.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in the preceding sections was $0 during the fiscal year ended August 31, 2012 and $0 during the fiscal year ended August 31, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Exhibits

Exhibit	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Stock Purchase Agreement, dated as of May 16, 2012, by and among Lux Digital Pictures, Inc., Lux Digital Pictures GmbH Partners, and Michael Hill (2)

10.2	Asset Purchase Agreement with exhibits, dated as of August 31, 2012, by and between Lux Digital Pictures, Inc., StreamTrack Media, Inc. and RadioLoyalty, Inc. (3)

21.1	List of Subsidiaries

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial/Accounting Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial/Accounting Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
Incorporated by reference from the exhibits included with our Form S-1 Registration Statement filed with the Securities and Exchange Commission, SEC file 0001442376-09-000021 and our Form S-8 Registration Statement filed with the Securities and Exchange Commission SEC file 333-177311. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32.

(2)	Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2012.

(3)	Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2012.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUX DIGITAL PICTURES, INC.

Dated: December 14, 2012	By:	/s/ Michael Hill
Michael Hill,
Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary (Principal Executive Officer and Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 14, 2012	Dated: December 14, 2012

/s/ Michael Hill	/s/ Aaron Gravitz
Michael Hill,	Aaron Gravitz,
Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary (Principal Executive Officer and Principal Financial/Accounting Officer)	Director