Form 10-Q
period 2012-11-30
STREAMTRACK, INC.
filed 2013-01-14
CIK 1442376

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

Commission File Number: 333-153502

STREAMTRACK, INC.
(Exact name of registrant as specified in its charter)

Wyoming	26-2589503
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

For correspondence, please contact:

347 Chapala Street
Santa Barbara, California 93101
(Address of principal executive offices)

(805) 308-9151
(Registrant’s telephone number, including area code)

Lux Digital Pictures, Inc.
(Former name, former address and former fiscal year, if changed since last report)

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

At January 14, 2013, there were 253,167,691 shares of the Company’s common stock outstanding.

StreamTrack, Inc.
Consolidated Balance Sheets

	As of November 30, 2012	As of August 31, 2012
	(Unaudited)
Assets
Current assets
Cash	$63,196	$227,435
Accounts receivable, net of allowances of $80,000 and $72,000 at November 30, 2012 and August 31, 2012, respectively	369,770	518,785
Prepaid expenses	7,105	10,981
Total current assets	440,071	757,201
Property and equipment, net	209,901	238,140
Other assets
Note receivable	150,000	150,000
Customer list, net	136,915	150,166
Other assets	35,918	34,323
Total other assets	322,833	334,489
Total assets	$972,805	$1,329,830

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued expenses	$1,056,847	$1,133,385
Deferred revenues	89,003	157,805
Factor line of credit	50,476	68,091
Derivative liability embedded within convertible notes payable	54,027	86,115
Capital lease payable	111,105	118,443
Related party payable	200,446	136,978
Convertible notes payable, net of debt discount of $15,727 and $11,299 as of November 30, 2012 and August 31, 2012	131,273	164,201
Total current liabilities	1,693,177	1,865,018
Long term liabilities
Convertible promissory notes, net of debt discount of $42,167 and $6,370 as of November 30, 2012 and August 31, 2012	257,833	43,630
Related party convertible promissory notes, net of debt discount of $54,349 and $59,983 as of November 30, 2012 and August 31, 2012	370,651	365,017
Total long term liabilities	628,484	408,647
Total liabilities	2,321,661	2,273,665
Commitments and contingencies (note 5)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 100 shares issued and outstanding as of November 30, 2012 and August 31, 2012	1	1
Common stock, $0.001 par value: 1,000,000,000 shares authorized; 253,167,691 and 220,098,411 shares issued and outstanding as of November 30, 2012 and August 31, 2012	253,167	220,098
Additional paid-in capital	1,162,093	1,126,887
Deferred stock based compensation	(686,792)	(766,292)
Accumulated deficit	(2,077,325)	(1,524,529)
Total stockholders’ deficit	(1,348,856)	(943,835)
Total liabilities and stockholders’ deficit	$972,805	$1,329,830

The accompanying notes are an integral part of the consolidated financial statements.

 StreamTrack, Inc.
Unaudited Consolidated Statements of Operations

	For the Three Months Ended November 30,
	2012	2011
Revenue
Advertising	$376,425	$-
Services	108,612	-
Total revenue	485,037	-
Costs of revenues
Media network	175,049	-
Colocation hosting services	77,457	-
Broadcaster fees	45,344	-
Other costs of sales	155,657	-
Total costs of revenues	453,507	-
Gross profit	31,530	-
Operating expenses
Marketing and sales (includes stock compensation $17,667 and $0 in 2012 and 2011)	122,584	-
Officer compensation	108,817	-
Product development (includes stock compensation $35,333 and $0 in 2012 and 2011)	105,801
Other expenses (includes stock compensation $26,500 and $0 in 2012 and 2011)	254,206	-
Total operating expenses	591,408	-
Loss from continuing operations	(559,878)	-
Other income (expenses)
Interest expense (including accretion of debt discount of $68,267 and $0 for 2012 and 2011)	(88,089)	-
Change in fair value of derivative	95,171	-
Total other income	7,082	-
Loss from discontinued operations	-	(12,749)
Loss before income tax provision or benefit	(552,796)	(12,749)
Income tax (provision) benefit	-	4,335
Net loss	$(552,796)	$(8,414)

Basic and diluted net loss per share attributable to common stockholders	$(0.00)	$(0.00)

Weighted-average number of shares used in computing per share amounts	239,256,736	50,273,400

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.
Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended November 30,
	2012	2011
Cash flows from operating activities of continuing operations
Net loss	$(552,796)	$-
Discontinued operations	-	(8,414)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Stock-based compensation	79,500	-
Bad debt expense	10,767	-
Depreciation and amortization	41,490	-
Remeasurement of derivative liability	(95,171)	-
Amortization of debt discount	68,267	-
Changes in assets and liabilities:
Accounts receivable	138,248	-
Prepaid expenses	3,876	-
Other assets	(1,595)
Accounts payable and accrued expenses	(76,538)	-
Deferred revenue	(68,802)	-
Net cash used in operating activities of continuing operations	(452,754)	-
Cash flows from financing activities of continuing operations
Proceeds from issuance of convertible promissory notes	250,000	-
Payments on capital lease	(7,338)
Net advances from related parties	63,468
Net payments to Factor	(17,615)	-
Net cash provided by financing activities of continuing operations	288,515	-
Cash flows from discontinued operations
Cash flows from operations activities of discontinued operations	-	26,371
Cash flows from investing activities of discontinued operations	-	(17,957)
Cash flows from financing activities of discontinued operations	-	-
Net cash provided by discontinued operations	-	8,414
Net decrease in cash and cash equivalents	(164,239)	-
Cash and cash equivalents at beginning of year	227,435	-
Cash and cash equivalents at end of year	$63,196	$-

Supplemental disclosures of noncash financing activities
Issuance of common stock for conversion of debts	$28,500	$-
Supplemental disclosures of cash flow information
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$1,231	$-

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.

Notes to Consolidated Financial Statements
1.    Nature of Business

StreamTrack, Inc. (“StreamTrack,” or the “Company”) is a leading digital media and technology services company. StreamTrack provides streaming and advertising services through its RadioLoyaltyTM Platform to over 1,100 internet and terrestrial radio stations and other broadcast content providers. The Company has developed a patent-pending video in-steam technology that enables radio broadcasters to enhance the end users’ experience while maximizing the content owners return on investment. StreamTrack is also continuing development of additional internet products and internet and mobile technologies including WatchThis™, a patent-pending merchandising in-stream technology to provide IP television streaming services, advertising and e-commerce services.

On August 31, 2012, the Company’s subsidiary, StreamTrack Media, Inc., a California corporation, acquired certain assets and liabilities of Radioloyalty, Inc., (“RL”) a California corporation (the “Merger”). StreamTrack Media, Inc. was the surviving corporation. As a result of the Merger, StreamTrack Media, Inc. acquired the business of RL, and will continue the existing business operations of RL as a wholly-owned subsidiary, in a transaction treated as a reverse acquisition. Prior to a stock purchase agreement executed by RL’s founder, Michael Hill, on May 16, 2012, the Company had minimal operations. Majority-voting control was transferred to Michael Hill on that date, subject to the successful acquisition of RL by the Company, which occurred on August 31, 2012.  The transaction required a recapitalization of the Company. Since RL, through Michael Hill, acquired a controlling voting interest, it was deemed the accounting acquirer, while the Company was deemed the legal acquirer. The historical financial statements of the Company are those of RL, and of the consolidated entities from the date of Merger and subsequent.

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended August 31, 2012 filed on December 14, 2012.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, StreamTrack Media, Inc., a California corporation. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  For the three months ended November 30, 2012, the Company recorded a net loss of $552,796. The net loss indicates that the Company may have difficulty continuing as a going concern.

Management is confident but cannot guarantee that additional capital can be raised in order to support marketing costs, content costs, media buying costs and product development costs associated with management’s business plan. Since inception and through November 30, 2012, the Company has successfully raised a significant amount of capital. Additionally, the Company has recently launched additional new online product offerings and anticipates launching several new product offerings throughout its fiscal year ending August 31, 2013. The Company expects those products to be profitable but notes that it will require significant capital for product development and commercial deployment. However, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to reach break-even and become profitable.  If the Company is unable to become profitable, the Company could be forced to modify its business operations or possibly cease operations entirely.  Management cannot provide any assurances that the Company will be successful in its operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Services Revenue. The Company generated services revenues related to the management and resale of its webhosting capacity at its two facilities in California for the period from December 1, 2011 through November 30, 2012. The Company no longer generates significant services revenues of this nature but does anticipate project-oriented service revenues associated with the integration and private-branding of the Company’s technologies with both current and potential business partners and customers, respectively. During the three months ended November 30, 2012, the Company’s product development team began work on a project involving a private label version of the Company’s Universal PlayerTM. The Company is accounting for this project utilizing percentage of completion accounting principles.

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

Reclassifications

Certain reclassifications to the Company’s condensed balance sheets and condensed statements of operations have been made to the August 31, 2012 financial statements in order to conform to the presentation of these financial statements.  These reclassifications did not impact the Company’s revenues, net income, total assets, total liabilities or total equity for the three months ended November 30, 2012 and 2011, and as of August 31, 2012, respectively.

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 regarding Accounting Standard Codification (“ASC”) Subtopic 605-25, Revenue Recognition – Multiple-element Arrangements. This ASU addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 requires companies to allocate the overall consideration to each deliverable by using a BESP of individual deliverables in the arrangement in the absence of VSOE or other TPE of the selling price. The changes under ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified subsequent to adoption. Under the new guidance, the Company uses BESP when neither VSOE nor TPE are available. As a result, the Company is able to recognize the relative fair value of the elements as they are delivered, assuming other revenue recognition criteria are met.

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

3.    Composition of Certain Financial Statement Captions

Accounts Receivable

Accounts receivable, net consisted of the following:

	November 30, 2012	August 31, 2012

Accounts receivable	$449,770	$590,785

Allowance for doubtful accounts	(80,000)	(72,000)

Accounts receivable, net	$369,770	$518,785

Allowance for Doubtful Accounts	Balance at Beginning of Fiscal Year	Charged to Operations	Write-offs, Net of Recoveries	Balance at End of Period

For three months ended November 30, 2012	$72,000	$10,767	$2,767	$80,000

For three months ended November 30, 2011	-	-	-	-

Property and Equipment

Property and equipment consisted of the following:

	November 30, 2012	August 31, 2012

Servers, computers, and other related equipment	$198,924	$198,924
Software	112,204	112,204
Leasehold improvements	1,675	1,675

	312,803	312,803
Less accumulated depreciation and amortization	(102,902)	(74,663)

Property and equipment, net	$209,901	$238,140

Depreciation expense totaled $28,239 and $0 for the three months ended November 30, 2012 and 2011, respectively. There were no write-offs during the three months ended November 30, 2012 and 2011, respectively.

Note receivable

Note receivable consisted of a $150,000 convertible promissory note bearing 7% annual compounded interest due from a digital content provider on or before August 28, 2016. The balance owed can be converted into either preferred stock or common stock of the digital content provider, at the Company’s election, subject to certain conditions and contingencies. The Company agreed to work with the digital content provider to make modifications to its Universal PlayerTM technology platform to better suit the digital content provider’s specific needs. The Company received a $25,000 deposit with the remaining balance of the contract in the form of the note receivable. The Company expects to receive the remaining fees when the modifications are completed, the technology is fully integrated and operational, and the digital content provider is generating revenue within its advertising segment.

Customer List

Customer list, net consisted of the following:

	November 30, 2012	August 31, 2012

Original cost	$159,000	$159,000
Less accumulated amortization	(22,085)	(8,834)

Customer list, net	$136,915	$150,166

Amortization expense totaled $13,251 and $0 for the three months ended November 30, 2012 and 2011, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	November 30, 2012	August 31, 2012

Accounts payable	$863,137	$1,041,060
Accrued consulting fees	103,750	41,500
Accrued payroll	32,424	-
Accrued broadcaster commissions	28,525	28,870
Accrued interest	25,124	17,673
Credit card	3,887	4,282

Accounts payable and accrued expenses	$1,056,847	$1,133,385

Deferred Revenues

Deferred revenues consisted of the following:

	November 30, 2012	August 31, 2012

Balance due RL upon completion of special project, secured by a convertible promissory note	$89,003	$150,000
Customer deposits	-	7,805
Deferred revenues	$89,003	$157,805

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

The fair value of these financial assets and liabilities was determined using the following inputs at November 30, 2012:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Fair values as of November 30, 2012
Assets:
None	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities:
None	$-	$-	$-	$-

Total liabilities measured at fair value	$-	$-	$-	$-

Fair values as of November 30, 2012
Liabilities:
Convertible promissory notes	$-	$759,757	$-	$759,757
Derivative liabilities	-	54,027	-	54,027

Total liabilities measured at fair value	$-	$813,784	$-	$813,784

The Company’s convertible promissory notes and derivative liabilities were classified as Level 2 within the fair value hierarchy because they were valued using significant other observable inputs.

5.    Commitments and Contingencies

Royalty on RadioLoyaltyTM Revenues

On November 30, 2011, the Company’s Chief Executive Officer and another executive officer of the Company’s subsidiary, together with a business entity they organized, executed an asset purchase agreement with their former employer, Lenco Mobile, Inc. (“Lenco”), to acquire certain assets and assume certain liabilities from Lenco. The primary asset acquired from Lenco was the RadioLoyaltyTM Platform. Lenco’s Board of Directors had previously determined that the RadioLoyaltyTM Platform was not considered a core product offering of Lenco. Lenco was determined to focus only on mobile technology products. At the time, the RadioLoyaltyTM Platform was not fully functional and was primarily an internet-based product. Upon the purchase of these certain assets and assumption of certain liabilities from Lenco, an agreement was reached to compensate Lenco with a 3.5% royalty on all revenues generated by the RadioLoyaltyTM Platform for a period of three years (the “Royalty”). The term of the Royalty began on November 1, 2011 and terminates on November 1, 2014. No other compensation is due to Lenco. The Royalty was assumed by RL upon its organization on December 1, 2011 and subsequently assumed by the Company’s subsidiary, StreamTrack Media, Inc. (“StreamTrack), in connection with the August 31, 2012 asset purchase agreement between the Company, StreamTrack and RL. For the year ended August 31, 2012, the Royalty owed to Lenco was $10,344. Payments to Lenco under the Royalty can not exceed $2,500,000.

Leases

The Company conducts its operations using leased office facilities in Santa Barbara, California.

The following is a schedule of future minimum lease payments under operating leases as of November 30, 2012:

For the Twelve Month Period Ending November 30,
2013	$180,636
2014	82,792
2015	-
2016	-
2017	-
All future years	-

Total minimum lease payments	$263,428

The leases are written under separate arrangements expiring through 2014. The Company holds a right to renew the leases for an additional two years at increased rental rates. Rent expenses for the three months ended November 30, 2012 and 2011 totaled $46,542 and $0, respectively. The Company recognizes rent expense on a straight-line basis over the lease term including expected renewal periods. The difference between rent expenses and rent payments is recorded as deferred rent in current and long-term liabilities. No deferred rent existed as of November 30, 2012 and August 31, 2012, respectively.

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

6.	Income Taxes

The provision for income tax (expense) benefit consists of the following:

	For the Three Months Ended November 30,
	2012	2011
Current
Federal	$-	$2,640
State and local	-	1,695
Total current income tax (expense) benefit	-	4,335
Deferred	(187,951
Federal	$(187,951)	$-
State and local	(82,919)	-
Valuation allowance	270,870	-
Total deferred income tax (expense) benefit	-	-

Total income tax (expense) benefit	$-	$4,335

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented.

	For the Three Months Ended November 30,
	2012	2011

U.S. federal taxes at statutory rate	34%	34%
State taxes, net of federal benefit	15	15
Permanent differences	-	-
Change in valuation allowance	-	-
Change in rate	-	-
Other	-	-

Effective tax rate	49%	49%

The major components of deferred tax assets and liabilities were as follows:

	November 30, 2012	August 31, 2012
Deferred tax assets:
Net operating loss carryforwards	$2,100,000	$1,600,000
Tax credit carryforwards	-	-
Allowances and other	-	-
Depreciation and amortization	-	-
Total deferred tax assets	2,100,000	1,600,000
Deferred tax liabilities:
Depreciation and amortization	-	-
Total deferred tax liabilities	-	-
Valuation allowance	(2,100,000)	(1,600,000)
Net deferred tax assets	$-	$-

As of November 30, 2012, the Company had federal net operating loss carryforwards of approximately $2,100,000, which includes stock-based compensation deductions of approximately $222,000. The federal net operating losses and tax credits expire in years beginning in 2021. As of November 30, 2012, the Company had state net operating loss carryforwards of approximately $2,100,000, which expire in years beginning in 2014. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Company has previously experienced “ownership changes” under section 382 of the Code and comparable state tax laws. The Company estimates that none of the federal and state pre-change net operating losses will be limited under Section 382 of the Code.

As of November 30, 2012, the Company maintained a full valuation allowance on its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

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

Assets under capital lease as of November 30, 2012 and August 31, 2012 were as follows:

	November 30, 2012	August 31, 2012

Servers	$147,049	$-
Less: accumulated depreciation	(57,293)	-
Net assets under capital lease	$89,756	$-

The monthly payment under the lease is $8,569. As of November 30, 2012 and as of the date of these financial statements, the Company was in default on the lease. The Company is working with the lessor to resolve this issue. During the three months ended November 30, 2012 the Company paid a total of $7,338 in principal payments towards capital leases. The following is a schedule of future payments required under the lease together with their present values:

Payments

2013	$119,966
2014	-
2015	-
2016	-
Total lease payments	119,966
Less: amount representing interest	(8,861)
Present value of minimum lease payments	$111,105

8.    Related Party Transactions

The related party payable as of November 30, 2012 consists of unpaid compensation and non-interest bearing cash advances and charges on personal credit lines made on behalf of the Company by the Company’s Chief Executive Officer and the Chief Executive Officer of StreamTrack Media, Inc. (the “Executives). The balances owed to the Executives are not secured and are due on demand. Interest will be charged on these balances. However, no formal agreement has been executed to quantify the interest.

RL records consulting fees payable to these three executives on a straight-line basis, over the term of the agreements. A total of $62,250 in consulting fees were recorded for the three months ended November 30, 2012. However, these amounts were not paid to the executives as of November 30, 2012 as a result of their agreement to defer their pay until January 1, 2013.

9.    Factor Line of Credit

On January 26, 2012 the Company executed a contract with an unrelated party (the “Factor”) to provide financing to the Company in the form of a factoring line of credit. The Company utilizes the factoring line of credit to take cash advances on its accounts receivable balances prior to its customers paying the balances owed to the Company. The Factor charges a variety of fees totaling approximately 3% of the funds advanced by the Factor. Transactions involving the Factor for the three months ended November 30, 2012 are detailed in the table below.

Balance, August 31, 2012	$68,091
Advances from Factor	264,957
Fees charged by Factor	10,900
Total	343,948
Payments received from customers	(293,472)
Balance, November 30, 2012	$50,476

10.          Debt Instruments

The Company has relied on financing from one lender since 2010 (the “Creditor”). During the period from August 31, 2012 through November 30, 2012, the Creditor converted $28,500 of its convertible promissory notes into 33,069,280 shares of the Company’s common stock. The principal balance owed to the Creditor as of January 14, 2013 was $147,000.

Upon the six-month anniversary of all financings with the Creditor, the shares underlying the convertible promissory notes are issuable without restriction and can be sold to the public through the OTC Bulletin Board. As a result of the conversion price not being fixed, the number of shares of the Company’s common stock that are issuable upon the conversion of the convertible promissory notes is indeterminable until such time as the Creditor elects to convert to common stock. As a result of this the Company has determined that a derivative liability existed as of the six-month anniversary of the May 24, 2012 convertible promissory note. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $63,083 as of November 20, 2012. On November 30, 2012 the Company re-measured the derivative liability using the input attributes below and determined the value was $41,964. Other income of $21,119 was recorded as of November 30, 2012 and included in the statement of operations in order to adjust the derivative liability to the re-measured value.

	November 30,	November 20,
	2012	2012

Expected life (in years)	0.25	0.28
Balance of note outstanding	$78,500	$78,500
Stock price	$0.0009	$0.0011
Effective conversion price	$0.0006	$0.0006
Shares issuable upon conversion	139,878,831	126,165,220
Risk-free interest rate	0.08%	0.08%
Expected volatility	61.83%	61.83%
Expected dividend yield	-	-

The Company also re-measured the derivative liability associated with the December 28, 2011 convertible promissory note using the input attributes below and determined the value to be $12,063 as of November 30, 2012. Other income of $74,052 was recorded as of November 30, 2012 and included in the statement of operations in order to adjust the derivative liability to the re-measured value.

November 30,
2012

Expected life (in years)	0.1
Balance of note outstanding	$26,000
Stock price	$0.0009
Effective conversion price	$0.0006
Shares issuable upon conversion	40,210,331
Risk-free interest rate	0.08%
Expected volatility	61.83%
Expected dividend yield	-

Interest expense on all debts owed to the Creditor during the three months ended November 30, 2012 and 2011 totaled $3,291 and $2,072, respectively.

The following table reflects the balance of the Company’s convertible promissory notes as of November 30, 2012.

Convertible promissory notes, principal balance	$147,000
Less: Unamortized portion of debt discount	(15,727)
Convertible promissory notes, net, November 30, 2012	$131,273

Future maturities of the Company’s convertible promissory notes, in the aggregate, are as follows for period ending November 30,

2013	$147,000
2014	-
Thereafter	-
$147,000

On August 31, 2012, RL issued a convertible promissory note for $250,000 to an investor. On September 4, 2012, RL received the proceeds from the issuance of the convertible promissory note. The convertible promissory note bears 4% interest, is convertible into the RL’s common stock at a $0.50 conversion price and matures on August 31, 2015. RL recorded a beneficial conversion feature of $15,000 in connection with this financing. A total of 125,000 warrants were issued in connection with this financing. The warrants were valued at $24,775, have a three-year term, and are exercisable at a price of $0.50.

The valuation of the stock warrants and the beneficial conversion feature associated with the issuance of convertible promissory notes utilized valuation inputs and related figures provided by a professional and independent valuation firm.

The conversion feature associated with the convertible promissory notes provide for a rate of conversion that is below market value. This conversion feature is accounted for as a beneficial conversion feature. A beneficial conversion feature was recorded by RL and classified as a debt discount on the balance sheet at the time of issuance of each convertible promissory note with a corresponding credit to additional paid-in capital. The value is amortized over the three-year term of the convertible promissory note. The amortized value for each period is recorded as an offset against the debt discount on the balance sheet, classified as interest expense in the statement of operations and as accretion of debt discount within the statement of cash flows.

The following table reflects the balance in convertible promissory notes as of November 30, 2012:

Convertible promissory notes, principal balance	$725,000
Less: Unamortized portion of debt discount	(96,516)
Convertible promissory notes, net, August 31, 2012	$628,484

Future maturities of the RL convertible promissory notes, in the aggregate, are as follows for the twelve months ending November 30,

2013	$-
2014	350,000
2015	375,000
$725,000

As of November 30, 2012, the amounts of long-term and short-term convertible promissory notes payable are stated at contract amounts that approximate fair value based on current interest rates available in the United States of America.

11.          Stockholders’ Equity

Series A Preferred Stock

Each share of Series A Preferred Stock has voting rights equal to the voting equivalent of the common stock into which it is convertible at the time of the vote. All outstanding shares of Series A Preferred Stock will automatically convert into common stock on the first business day after the closing date of the acquisition by the Company of 100% of the total issued and outstanding capital stock of RL. The holders of the Series A Preferred Stock are not entitled to dividends.  The Series A Preferred Stock has no preferential rights to the Company’s common stock and will share in any liquidation proceeds with the common stock on an as converted basis.

Common Stock

Each share of common stock has the right to one vote per share. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company, whenever funds are legally available. These rights are subordinate to the dividend rights of holders of all classes of stock outstanding at the time.

Stock Based Compensation

Stock-based compensation expenses related to all employee and non-employee stock-based awards for the three months ended November 30, 2012 and 2011 are as follows:

	For the Three Months Ended November 30,
	2012	2011
Stock-based compensation expenses:
Marketing and sales	$17,667	$-
Product development	35,333	-
Other	26,500	-

Total stock-based compensation, recorded in costs and expenses	$79,500	$-

The fair value of the RSUs is expensed ratably over the vesting period. RSUs vest daily on a cliff basis over the service period, generally three years. The Company recorded stock-based compensation expense related to restricted stock units of $79,500 during the three months ended November 30, 2012. As of November 30, 2012, total compensation cost not yet recognized of $686,792 related to non-vested RSUs, is expected to be recognized over a weighted average period of 2.58 years.

The following table summarizes the activities for the Company’s RSUs for the period ended November 30, 2012:

	Number of Shares	Weighted- Average Grant-Date Fair Value

Unvested at August 31, 2012	-	$0.00
Granted	-	0.00
Vested	-	0.00
Canceled	-	0.00

Unvested at November 30, 2012	-	$0.00

Expected to vest after November 30, 2012	-	$0.00

The following table summarizes the activities for RL’s RSUs for the period ended November 30, 2012:

	Number of Shares	Weighted- Average Grant-Date Fair Value (1)

Unvested at August 31, 2012	1,508,750	$0.00
Granted	-	0.53
Vested	(150,000)	0.53
Canceled	-	0.00

Unvested at November 30, 2012	1,358,750	$0.53

Expected to vest after November 30, 2012	1,358,750	$0.53

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

	For the Three Months Ended November 30,
	2012	2011
Denominator
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	239,256,736	50,273,400
Net loss per share, basic and diluted	$(0.00)	$(0.00)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	For the Three Months Ended November 30,
	2012	2011

Convertible promissory notes (1)	245,000,000	-
Series A Preferred Stock (2)	23,251,841	-
RL convertible promissory notes (3)	***	-
Warrants to purchase RL common stock (4)	***	-

Total quantifiable common stock equivalents	268,251,841	-

(1)
As of November 30, 2012, the Company had convertible promissory notes of $147,000 outstanding. The Company has estimated the number of shares of common stock the holder of the convertible promissory note agreements could have been issued had the holder elected to convert the convertible promissory notes to common stock as of November 30, 2012. The holder did not make such an election as of November 30, 2012.

(2)
As of November 30, 2012, the Company had 100 shares of its Series A Preferred Stock outstanding. The Company has estimated the number of shares of common stock the holders of the Series A Preferred Stock could have been issued had the holder elected to convert the Series A Preferred Stock to common stock as of November 30, 2012. The holder did not make such an election as of August 31, 2012.

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

13.         Discontinued Operations

The results of operations of the discontinued entertainment business are detailed below.

	For the Three Months Ended November 30,
	2012	2011

Sales	$-	$18,226
Operating Expenses	-	(28,997)
Other Income & Expenses	-	(1,978)
Income Tax Benefit	-	4,335
Net Loss From Discontinued Operations	$-	$(8,414)

14.          Subsequent Events

On December 1, 2012, the Company’s Chief Executive Officer agreed to defer the calculation of amounts owed to him under an agreement date June 1, 2012 whereby the Chief Executive Officer would be compensated for the Company’s exclusive use of his available credit with a lender. The compensation will be calculated based on the total advances from the lender or charges on the credit account for verified business expenses each month (“Total Usage”). The charge on the Total Usage will be calculated at an annualized interest rate of 5%. The Chief Executive Officer and the Company plan to calculate the compensation during the second quarter of the Company’s fiscal year ending August 31, 2013. The compensation will likely be in the form of a one-time adjustment to ensure the Chief Executive Officer is compensated for providing liquidity to the Company since the inception of RL on December 1, 2011.

On December 28, 2012, the Company received funding from the Creditor for an additional financing of $100,000. The funding was received in exchange for the issuance of a convertible promissory note bearing interest at 8% per annum.

During the period from November 30, 2012 through January 14, 2013, the Factor provided additional financing to the Company of approximately $28,000. Payments to the Factor from the Company’s customers exceeded the total value of the additional financings. The balance owed to the Factor as of January 14, 2013 was approximately $7,000.

On January 2, 2013, the Wyoming Secretary of State accepted the filing by the Company of an Amended and Restated Articles of Incorporation (“Amended and Restated Articles”) that was filed with the Wyoming Secretary of State on December 27, 2012 in order to (1) effect a one-for-twelve hundred reverse stock split of all of the issued and outstanding common stock for shareholders of record on the recording date of the Amended and Restated Articles, (2) empower the Company’s board of directors to fix, by resolution, the rights, preferences and privileges of, and qualifications, restrictions and limitations applicable to, any series of the Company’s preferred stock, and (3) change the Company’s name to StreamTrack, Inc. In connection with the proposed reverse stock split, the Company has also filed certain documents with the Financial Industry Regulatory Authority (“FINRA”). The Company will work with FINRA to seek the approval of the proposed reverse stock split. Although the reverse stock split has been filed with the State of Wyoming, FINRA has not approved the reverse stock split. If and once FINRA approves the reverse stock split the Company revise the presentation of its common stock in its financial statements on a post-reverse stock split basis.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our Form 10-K filed with the Securities and Exchange Commission on December 14, 2012 and all subsequent filings. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

Overview

Advertising revenue constitutes the majority of our total revenue, representing 78% of total revenue for the three months ended November 30, 2012. Our advertising revenue was almost entirely derived from advertising delivered on desktop, tablet and popular mobile devices. We deliver content on mobile devices through our RadioLoyaltyTM app but we do not currently generate significant mobile advertising revenues. Management believes that mobile advertising represents an opportunity for the Company in the next coming years and on an ongoing basis. Management expects the mobile advertising market will grow at substantial rates in the coming years. However, many challenges exist in this market. We believe these challenges will be solved primarily with new technologies. We believe our current technologies and other technology under development will solve some of these challenges. By solving these challenges we will be able to monetize the mobile listenership we are growing today.

Key Metrics:

We track listener hours because it is the best key indicator of the growth of our RadioLoyaltyTM business. Revenues from advertising through our RadioLoyaltyTM Platform represented substantially all of revenues for the three months ended November 30, 2012. We also track the number of active users on our RadioLoyaltyTM web-based product as well as the RadioLoyaltyTM app as indicators of the size and quality of our audience, which are particularly important to potential advertisers. We plan to expand our internet product portfolio throughout the year ending August 31, 2013. Once these products are launched we will determine key indicators of growth for those products.

We calculate actual listener hours using our internal analytics systems. Some of our competitors do not always calculate their listener hours in the same way we do. As a result, their stated listener hours may not represent a truly comparable figure.

Player launches are defined as the number of individual times the UniversalPlayer™ was launched.

Registered users are defined as the number of users who have signed up for an account with us in order to access our broadcasters’ content and to earn loyalty points. The number of registered users may overstate the number of actual unique individuals who have signed up for an account with us in order to earn loyalty points, as an individual may register for, and use, multiple accounts under unique brands or private labels.

Comparison of the Three Months Ended November 30, 2012 and 2011

Revenue	For the Three Months Ended November 30,
	2012	2011
Revenue
Advertising
Video	$61,867	-
Display	83,436	-
Lead generation	190,281	-
Other	40,841	-
Total	376,425	-
Services	108,612	-
Total revenue	$485,037	$-

Revenues for the three months ended November 30, 2012 totaled $485,037. We did not operate our current business model during the three months ended November 30, 2011. We generated substantial revenues from video, audio and display advertising placements utilizing our RadioLoyaltyTM Platform and the listenership from over 1,100 of our radio broadcasters. We also currently generate revenues from our services related to integration of our technology with our customer’s advertising systems and related infrastructure, call center operations, list creation services and advertising. Upon the acquisition of Rightmail, we also began generating lead generation revenues. We anticipate generating additional advertising revenues from our expanded internet product portfolio during the year ending August 31, 2013.

Costs of Revenue	For the Three Months Ended November 30,
	2012	2011
Costs of revenues
Media network	$175,049	-
Colocation hosting services	77,457	-
Broadcaster fees	45,344	-
Other	155,657	-
Total costs of revenue	$453,507	$-

Costs of revenues for the three months ended November 30, 2012 totaled $485,037. We did not operate our current business model during the three months ended November 30, 2011. We incurred substantial media network costs associated with the distribution of our content across a variety of advertising networks. Our costs of distributing our content will proportionally decrease dramatically as we reach scale. In order to operate the RadioLoyaltyTM online broadcasting platform, RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we require substantial computing power, hosting and streaming hosting. We operate a substantial technology center at our offices in Santa Barbara, California but also utilize a contracted facility in Los Angeles, California, to support our operations and ensure our systems and content delivery maintain our service level agreements. We refer to these costs as colocation services. Our advertising sales arrangements with over 1,100 RadioLoyaltyTM broadcasters facilitate us paying the broadcasters a monthly revenue sharing fee in exchange for advertising inventory around their content and listenership. We refer to these costs as broadcaster commissions in the event that we purchase the ad inventory.  Other costs of sales include depreciation associated with the computer servers at our two colocation facilities, streaming costs, adserving costs, call center operation costs, and various application technologies that support our primary product offerings.

Operating Expenses	For the Three Months Ended November 30,
	2012	2011
Operating expenses
Marketing and sales	$122,584	-
Officer compensation	108,817	-
Product development	105,801	-
Rents	46,542
Consultants	45,672
Professional fees	42,793
Travel and entertainment	33,346
Other	85,853	-
Total operating expenses	$591,408	$-

Operating expenses for the three months ended November 30, 2012 totaled $591,408. We did not operate our current business model during the three months ended November 30, 2011. Marketing and sales costs incurred were primarily related to the labor costs of employing our sales force. Our sales force markets our internet products on a daily basis. Officer compensation related to accrued but primarily unpaid salaries for our two primary executives officers. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio and the WatchThisTM technology. We expect these costs to increase in the current fiscal year. Rents were primarily related to four leases we are obligated under for our Santa Barbara, California office. Professional fees included accounting, auditing and legal fees associated with public company matters. Travel and entertainment was associated with ongoing business development and investor relations activities. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

Other Expense (Income)	For the Three Months Ended November 30,
	2012	2011
Other expense (income)
Interest expense	$88,089	$-
Change in fair value of derivatives	(95,171)	-
Total other expense (income)	$(7,082)	$-

Other expense and income for the three months ended November 30, 2012 totaled $(7,082). We did not operate our current business model during the three months ended November 30, 2011. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit. We also recorded the accretion of various debt discounts associated with our convertible promissory notes. The accretion is a result of the amortization of debt discounts to the convertible promissory notes over the term of the convertible promissory notes. Debt discounts recorded during the three months ended November 30, 2012 represented the beneficial conversion feature, warrants to purchase stock, and derivative liability associated with the convertible promissory notes. The original value of the derivative liability was recorded as a debt discount. As a result of the derivative classification, the debt discount had to be re-measured as of the reporting date. The re-measurement resulted in an decrease to the derivative liabilities of $95,171. If the convertible promissory notes issued to the Creditor remain outstanding at any time subsequent to the six-month anniversary of the date the convertible promissory notes were issued, a derivative liability exists and will have to be measured as of each reporting date.

Provision for Income Taxes

We did not generate profits for the three months ended November 30, 2012. As a result, no provision for income taxes was recorded. For the three months ended November 30, 2011, we recorded a tax benefit of $4,335.

Net Loss Attributable to Common Shareholders	For the Three Months Ended November 30,
	2012	2011
Net loss attributable to common shareholders
Net loss	$(552,796)	$(8,414)

We generated a net loss of $552,796 for the three months ended November 30, 2012 for the reasons set forth above. We did not operate our current business model during the three months ended November 30, 2011.

Liquidity and Capital Resources

As of November 30, 2012 we had cash totaling $63,196, which consisted of cash funds held at major financial institutions. We had net a working capital deficit of $1,253,106 as of November 30, 2012, compared to a net working capital of $1,107,817 as of August 31, 2012.  Our principal uses of cash during the three months ending November 30, 2012 were funding our operations as described below.

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

Our Indebtedness

As of November 30, 2012, we had issued a total of $872,000 in convertible promissory notes that remained outstanding as of that date. We also entered into an additional $100,000 convertible promissory note in December 2012. We also owe significant balances under a lease agreement for computer servers, and significant balances are owed to the two primary executives that operate our business.

Capital Expenditures

Based on current estimates, we believe that our anticipated capital expenditures will be adequate to implement our current plans.

Historical Trends

The following table summarizes our cash flow data for the three months ended November 30, 2012 and 2011.

	For the Three Months Ended November 30,
	2012	2011

Net cash provided by (used in) operating activities of continuing operations	$(452,754)	$-
Net cash (used in) investing activities of continuing operations	-	-
Net cash provided by financing activities of continuing operations	288,515	-
Net cash provided by discontinued operations	-	-

Cash flow used by operating activities of continuing operations totaled $452,754 for the three months ended November 30, 2012, compared to $0 used for the three months ended November 30, 2011. We did not operate our current business model during the three months ended November 30, 2011. Operating cash flow was negative during the three months ended November 30, 2012 as we began operations and continued the expansion of our advertising within the RadioLoyaltyTM and WatchThis™ Platforms.

Cash flow used by investing activities of continuing operations totaled $0 for the three months ended November 30, 2012, as compared to $0 used in the three months ended November 30, 2011. We did not make investments in additional assets during either reporting period.

Cash flow provided by financing activities of continuing operations totaled $288,515 for the three months ended November 30, 2012, compared to $0 used for the three months ended November 30, 2011.  We did not operate our current business model during the three months ended November 30, 2011. We raised substantial capital through the issuance of convertible promissory notes during the three months ended November 30, 2012.

Item 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended November 30, 2012, our Chief Executive Officer and Chief Financial Officer as of November 30, 2012, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of November 30, 2012, our internal control over financial reporting was effective.

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

Item 4.  MINE SAFETY DISCLOSURES

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

STREAMTRACK, INC.

Date: January 14, 2013	By:	/s/ Michael Hill
	Name:	Michael Hill
	Title:	Chairman of the Board of Directors, Chief Executive Officer,President, and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)