Form 10-Q
period 2013-02-28
STREAMTRACK, INC.
filed 2013-04-23
CIK 1442376

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

Commission File Number: 333-153502

STREAMTRACK, INC.
(Exact name of registrant as specified in its charter)

Wyoming	26-2589503
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

347 Chapala Street
Santa Barbara, California 93101
(Address of principal executive offices)

(805) 308-9151
(Registrant’s telephone number, including area code)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At April 22, 2013, there were 16,739,520 shares of the Company’s common stock outstanding.

EXPLANATORY NOTE

The Company is currently in the process of finalizing an amendment to the StreamTrack, Inc. (the “Company”) August 31, 2012 Form 10-K and November 30, 2012 Form 10-Q, respectively, to restate its August 31, 2012 and November 30, 2012 financial statements to report a contingent royalty liability (the “Royalty”) associated with the purchase of certain assets and liabilities from Lenco Mobile, Inc. (“Lenco”) on December 1, 2011 (the “Acquired Assets”). The Acquired Assets were subsequently acquired by the Company on August 31, 2012 in connection with its acquisition of Radioloyalty, Inc. (“RL”). As a result of the fact that the consideration payable to Lenco is entirely contingent on future events, no liability was recorded by RL as of December 1, 2011. This accounting treatment is appropriate if the Acquired Assets did not represent a business. The Company had previously determined that the Acquired Assets did not represent a business. After several months of consultation and review of this issue with the Staff of the U.S. Securities and Exchange Commission ("SEC"), the Company and the SEC have agreed that the Acquired Assets did represent a business on the December 1, 2011 acquisition date. As a result, RL has valued the consideration owed to Lenco as of December 1, 2011. The Company has reviewed the Royalty as of the reporting date, February 28, 2013, and determined the balance to be reasonable as of February 28, 2013. The valuation of the contingent liability for the amounts potentially owed to Lenco was determined by RL utilizing some known facts such as the revenues generated using the Acquired Assets since December 1, 2011, along with management’s internal forecast of revenues through the term of the Royalty.

As a result of the restatement of the Company’s Form 10-K, the Company’s total assets increased $788,742. Total liabilities increased $1,041,442. Total stockholders’ deficit increased $252,600. The Company’s revenues did not change. Costs of sales increased $252,600. Operating expenses did not change. Net loss increased $252,600.

The final restated numbers for the August 31, 2012 financial statements have been determined but the final amended Form 10-K and Form 10-Q have not yet been finalized. The Company plans to file the amended Form 10-K and Form 10-Q as soon as possible.

TABLE OF CONTENTS

		Page
PART I

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	4
Item 3.	Controls and Procedures	14

PART II

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

StreamTrack, Inc.
Unaudited Consolidated Balance Sheets

	As of February 28, 2013	As of August 31, 2012
		(Restated)
Assets
Current assets
Cash	$22,137	$227,435
Accounts receivable, net of allowances of $87,000 and $72,000 at February 28, 2013 and August 31, 2012, respectively	344,129	518,785
Prepaid expenses	4,441	10,981
Total current assets	370,707	757,201
Property and equipment, net	795,209	1,026,982
Other assets
Note receivable	155,250	150,000
Customer list, net	123,664	150,166
Other assets	35,918	34,323
Total other assets	314,832	334,489
Total assets	$1,480,748	$2,118,672

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued expenses	$1,039,383	$1,123,041
Deferred revenues	2,954	-
Factor line of credit	53,689	68,091
Derivative liabilities embedded within convertible notes payable	773,171	86,115
Capital lease payable	111,105	118,443
Related party payable	288,463	136,978
Contingent royalty payable	1,051,786	1,051,786
Convertible note payable	140,000	-
Convertible notes payable, in default, net of debt discount of $39,698 and $11,299 as of February 28, 2013 and August 31, 2012	222,638	164,201
Total current liabilities	3,683,189	2,748,655
Long term liabilities
Deferred revenues	-	157,805
Convertible promissory notes, net of debt discount of $38,189 and $6,370 as of February 28, 2013 and August 31, 2012	268,975	43,630
Related party convertible promissory notes, net of debt discount of $48,715 and $59,983 as of February 28, 2013 and August 31, 2012	390,614	365,017
Total long term liabilities	659,589	566,452
Total liabilities	4,342,778	3,315,107
Commitments and contingencies (note 5)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 100 shares issued and outstanding as of February 28, 2013 and August 31, 2012	1	1
Common stock, $0.0001 par value: 1,000,000,000 shares authorized; 360,973 and 183,415 shares issued and outstanding as of February 28, 2013 and August 31, 2012	36	18
Additional paid-in capital	1,415,224	1,346,967
Deferred stock based compensation	(619,044)	(766,292)
Accumulated deficit	(3,658,247)	(1,777,129)
Total stockholders’ deficit	(2,862,030)	(1,196,435)
Total liabilities and stockholders’ deficit	$1,480,748	$2,118,672

The accompanying notes are an integral part of the consolidated financial statements.

 StreamTrack, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended February 28, 2013	Three Months Ended February 29, 2012	Six Months Ended February 28, 2013	Period From Inception, November 30, 2011, Through February 29, 2012
Revenue:
Advertising	$292,095	$552,666	$668,520	$552,666
Services	89,082	49,991	197,694	49,991
Total revenue	381,177	602,657	866,214	602,657
Costs of sales:
Depreciation and amortization	128,241	107,706	256,482	107,706
Colocation services	39,151	84,283	116,608	84,283
Broadcaster commissions	52,888	54,827	98,232	54,827
Other costs	191,538	323,249	478,126	323,249
Total costs of sales	411,818	570,065	949,448	570,065
Gross (loss) profit	(30,641)	32,592	(83,234)	32,592
Operating expenses:
Product development	132,713	35,279	238,514	35,279
Officer compensation	118,562	50,187	227,379	50,187
Sales and marketing	82,044	35,941	204,628	35,941
Other expenses	159,325	179,130	413,531	179,130
Total operating expenses	492,644	300,537	1,084,052	300,537
Operating loss before provision for income taxes	(523,285)	(267,945)	(1,167,286)	(267,945)
Other income (expenses)
Interest income	5,250	-	5,250	-
Interest expense	(21,380)	(20,119)	(41,201)	(20,119)
Interest expense - accretion	(40,706)	(1,585)	(248,973)	(1,585)
Change in fair value of derivatives	(384,079)	-	(377,981)	-
Total other expenses	(440,915)	(21,704)	(662,905)	(21,704)
Loss before provision for income taxes	(964,200)	(289,649)	(1,830,191)	(289,649)
Income tax benefit (expense)	-	-	-	-
Net loss	(964,200)	(289,649)	(1,830,191)	(289,649)
Dividend	-	-	(50,927)	-
Net loss attributable to common stockholders	$(964,200)	$(289,649)	$(1,881,118)	$(289,649)
Basic and diluted net loss per share attributable to common stockholders	$(3.60)	$(2.71)	$(8.06)	$(3.52)
Weighted-average number of shares used in computing basic and diluted per share amounts	267,640	106,993	233,322	82,327

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.
Unaudited Consolidated Statements of Cash Flows

	For the Six Months Ended February 28, 2013	Period From Inception, November 30, 2011, Through February 29, 2012
Cash flows from operating activities
Net loss	$(1,830,191)	$(289,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	147,248	10,300
Bad debt expense	18,050	-
Depreciation and amortization	258,275	108,099
Re-measurement of derivative liabilities	377,981	-
Accretion of debt discount	248,973	1,585
Changes in assets and liabilities:
Accounts receivable	156,606	(94,708)
Prepaid expenses	6,540	(17,550)
Other assets	(1,595)	(8,780)
Accounts payable and accrued expenses	93,171	(12,381)
Deferred revenue	(154,851)	-
Net cash used in operating activities	(679,793)	(303,084)
Cash flows from financing activities
Proceeds from issuance of convertible promissory notes	350,000	104,900
Payments on capital lease	(7,338)	(14,155)
Interest on note receivable	(5,250)	-
Net advances from related parties	151,485	60,491
Net (payments) advances to Factor	(14,402)	274,512
Net cash provided by financing activities	474,495	425,748
Net (decrease) increase in cash and cash equivalents	(205,298)	122,664
Cash and cash equivalents at beginning of year	227,435	-
Cash and cash equivalents at end of year	$22,137	$122,664

Supplemental disclosures of noncash financing activities
Deemed dividend	$50,927	$-
Issuance of common stock for conversion of debts	$28,500	$-
Supplemental disclosures of cash flow information
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$19,882	$14,192

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.
Notes to Consolidated Financial Statements

1.     Nature of Business

StreamTrack, Inc. (“StreamTrack,” or the “Company”) is a digital media and technology services company. The Company provides audio and video streaming and advertising services through the RadioLoyaltyTM Platform (the “Platform”) to over 1,300 internet and terrestrial radio stations and other broadcast content providers. The Platform consists of a web player that manages audio and video content streaming, manages audio, display and video ad serving within the web player and is also capable of replacing audio ads with video ads within the player in a live or on demand environment. StreamTrack is also continuing development of WatchThis™, a patent-pending merchandising in-stream technology to provide IP television streaming services, advertising and e-commerce services. The Company’s digital media and technology services are offered to a worldwide audience and customer base.

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

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K/A for the period ended August 31, 2012, which the Company anticipates will be filed with the SEC by April 30, 2013. The Company is currently finalizing certain details associated with the Form 10-K/A but the figures for the period ended August 31, 2012 as presented in this report are final.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, StreamTrack Media, Inc., a California corporation. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  For the six months ended February 28, 2013, the Company recorded a net loss of $1,830,191. The net loss, along with the February 28, 2013 working capital deficit of $3,312,482, indicate that the Company may have difficulty continuing as a going concern.

Management is confident but cannot guarantee that additional capital can be raised in order to repay debts and continue operations. For the twelve months ending February 28, 2014, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others of $180,636, $387,000, and $128,535, respectively. Normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management’s business plan. Since inception and through the date of these financial statements, the Company has successfully raised a significant amount of capital. Just recently, on April 11, 2013, the Company closed a non-dilutive asset-based debt financing for $250,000. Additionally, the Company anticipates launching several new product offerings and initiating certain new significant partnerships during the fiscal year ending August 31, 2013. The Company expects those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. The Company will attempt to have its potential partners pay for the majority of these costs but management can not be certain that arrangement will occur. Management may potentially make a business decision to move forward, delay, or cancel certain partnerships because of the Company’s overall capital needs. Nonetheless, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to reach break-even and become profitable.  If the Company is unable to become profitable, the Company could be forced to modify its business operations or possibly cease operations entirely.  Management cannot provide any assurances that the Company will be successful in its operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.     Composition of Certain Financial Statement Captions

Accounts Receivable

Accounts receivable, net consisted of the following:

	February 28, 2013	August 31, 2012

Accounts receivable	$431,129	$590,785
Allowance for doubtful accounts	(87,000)	(72,000)
Accounts receivable, net	$344,129	$518,785

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged to Operations	Write-offs, Net of Recoveries	Balance at End of Period

For six months ended February 28, 2013	$72,000	$18,050	$3,050	$87,000

Period from inception, November 30, 2011, through February 28, 2012	-	-	-	-

Property and Equipment

Property and equipment consisted of the following:

	February 28, 2013	August 31, 2012

Software	$1,163,991	$1,163,991
Servers, computers, and other related equipment	198,924	198,924
Leasehold improvements	1,675	1,675
	1,364,590	1,364,590
Less accumulated depreciation and amortization	(569,381)	(337,607)
Property and equipment, net	$795,209	$1,026,983

Depreciation expense totaled $231,773 and $115,887 for the six and three months ended February 28, 2013, respectively. Depreciation expense for the period from inception, November 30, 2011, through February 29, 2012 and for the three months ended February 29, 2012 totaled $108,099.  There have been no write-offs or impairments since the Company’s inception on November 30, 2011.

Note receivable

Note receivable consisted of a $150,000 convertible promissory note bearing 7% annual compounded interest due from a digital content provider on or before August 28, 2016. The balance owed can be converted into either preferred stock or common stock of the digital content provider, at the Company’s election, subject to certain conditions and contingencies. The Company agreed to work with the digital content provider to make modifications to its UniversalPlayerTM technology platform to better suit the digital content provider’s specific needs. The Company received a $25,000 deposit with the remaining balance of the contract in the form of the note receivable. The Company expects to receive the remaining fees when the modifications are completed, the technology is fully integrated and operational, and the digital content provider is generating revenue within its advertising segment.

Customer List

Customer list, net consisted of the following:

	February 28, 2013	August 31, 2012

Original cost	$159,000	$159,000
Less accumulated amortization	(35,336)	(8,834)
Customer list, net	$123,664	$150,166

Amortization expense totaled $26,502 and $13,251 for the six and three months ended February 28, 2013, respectively. Amortization expense for the period from inception, November 30, 2011, through February 29, 2012 and for the three months ended February 29, 2012 totaled $0. The Customer List was acquired on July 1, 2012. There have been no write-offs or impairments since the Company’s inception on November 30, 2011.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	February 28, 2013	August 31, 2012

Accounts payable	$784,033	$1,030,716
Accrued consulting fees	152,876	41,500
Accrued payroll	31,386	-
Accrued broadcaster commissions	53,190	28,870
Accrued interest	13,963	17,673
Credit card	3,935	4,282
Accounts payable and accrued expenses	$1,039,383	$1,123,041

Deferred Revenues

Deferred revenues consisted of the following:

	February 28, 2013	August 31, 2012

Balance due upon completion of special project, secured by a convertible promissory note	$-	$150,000
Customer deposits	2,954	7,805
Deferred revenues	$2,954	$157,805

Stock Based Compensation

Stock-based compensation expenses related to all employee and non-employee stock-based awards for the six and three months ended February 28, 2013 are classified within the statements of operations as follows.
	Three Months Ended February 28, 2013	Six Months Ended February 28, 2013

Marketing and sales	$5,915	$23,581
Product development	48,583	97,167
Other	13,250	26,500

Total stock-based compensation	$67,748	$147,248

3.     Fair Value

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

Level 1– Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

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

The fair value of these financial assets and liabilities was determined using the following inputs at February 28, 2013:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Fair values as of February 28, 2013
Assets:
None	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities:
None	$-	$-	$-	$-

Total liabilities measured at fair value	$-	$-	$-	$-

Fair values as of February 28, 2013
Liabilities:
Convertible promissory notes	$-	$1,022,227	$-	$1,022,227
Derivative liabilities	-	773,171	-	773,171

Total liabilities measured at fair value	$-	$1,795,398	$-	$1,795,398

The Company’s convertible promissory notes and derivative liabilities were classified as Level 2 within the fair value hierarchy because they were valued using significant other observable inputs.

4. Acquisitions

On December 1, 2011, Michael Hill and Aaron Gravitz (the “Executives”), together with a business entity they organized, RL, executed an asset purchase agreement with their former employer, Lenco Mobile, Inc. (“Lenco”), to acquire certain assets and assume certain liabilities from Lenco. The primary asset acquired from Lenco was the RadioLoyalty TM Platform (the “Platform”). The consideration given to Lenco consisted only of a 3.5% royalty on revenues earned through the Platform for the period from November 1, 2011 through November 1, 2014 (the “Royalty”). The Royalty is limited to a maximum amount of $2,500,000. The Royalty was assumed by RL on December 1, 2011 and subsequently assumed by the Company’s subsidiary, StreamTrack Media, Inc. (“StreamTrack Media”), in connection with the August 31, 2012 asset purchase agreement between the Company, StreamTrack Media and RL. The value of the classes of assets and liabilities assumed in the December 1, 2011 transaction were as follows as of the acquisition date.

Accounts receivable	$500,476
Prepaid expenses	35,100
Software	1,076,618
Security deposits	15,213
Accounts payable	(484,685)
Related party payable – Michael Hill	(48,383)
Related party payable – Aaron Gravitz	(42,553)
Purchase price	$1,051,786

The software included the source code and front-end software for the Platform. The Company determined it would amortize the software over a period of three years.

The purchase price was classified on the Company’s balance sheets as a contingent royalty payable. The contingent royalty payable as of February 28, 2013 included the amounts owed to Lenco through February 28, 2013 and the value of the estimated amounts due through the remainder of the term of the Royalty. Management forecasted revenues the Company could generate using the Platform during the term of the Royalty and determined a total of $1,051,786 in royalty payments could be owed to Lenco if the Company’s forecasted revenues are actually generated. This amount is an estimate and may or may not be owed to Lenco in the future.

Acquisition of WatchThisTMfrom MHCG, LLC

On March 22, 2012, RL acquired the WatchThisTM Assets (“WatchThis”) from MHCG, LLC, an entity Michael Hill retained a 50% ownership in at the time. Mr. Hill was also the Chief Executive Officer of RL on that date. The Company is developing Watchthis   as a web or television-based player that manages streaming audio and video content, social media engagement, display and video ad serving within the player and is also capable of tagging merchandise within the content and providing the viewer with the opportunity to select and purchase the merchandise. Management envisions the technology operating in a live or on demand environment. The consideration given to MHCG, LLC consisted of (i) an RL Note for $125,000 (ii) 152,015 shares of the Company’s stock, and (iii) a three year warrant to purchase 62,500 shares of the Company’s common stock at $0.41 per share. The value of the Watchthis assets was recorded at historical cost as a result of both RL and MHCG, LLC being under common control by Michael Hill, respectively. The historical costs incurred to develop WatchThis as of March 22, 2012 are classified as follows:

Domain cost	$58,500
Patent filing fees	12,600
Web and software design	10,000
Web hosting and related costs	6,272
Purchase price	$87,372

The purchase price was classified on the Company’s balance sheets as software. The Company determined it would amortize the software over a period of three years.

Acquisition of Customer List from Rightmail, LLC

On July 1, 2012, RL acquired a customer list (the “Customer List”) from Rightmail, LLC, an entity Michael Freides retained a 100% ownership in at the time. The Customer List included a variety of web advertisers and web publishers Mr. Freides had previously worked with. The consideration given to Rightmail, LLC consisted of 395,238 shares of the Company’s common stock. The purchase price of $159,000 was classified on the Company’s balance sheets as an intangible asset – customer list. The Company determined it would amortize the customer list over a period of three years.

5. Commitments and Contingencies

 Royalty on RadioLoyalty TM Revenues

The Company owes Lenco a 3.5% royalty on all revenues generated by the Company from the Platform for the period from November 1, 2011 through November 1, 2014. The Royalty is limited to a maximum amount of $2,500,000. The Company does not owe any other compensation to Lenco. As of February 28, 2013, the total potential Royalty owed to Lenco was estimated to be $1,051,786. The Company has made no payments  to Lenco through the date of these financial statements due to the fact that Lenco owes the Company approximately $132,000 in accounts receivable related to the provision of hosting services previously provided by the Company to Lenco during 2012 and 2011, respectively.

Leases

The Company conducts its operations using leased office facilities in Santa Barbara, California.

The following is a schedule of future minimum lease payments under operating leases as of February 28, 2013:

For the Twelve Month Period Ending February 28,
2014	$180,636
2015	37,633
2016	-
2017	-
2018	-
All future years	-
Total minimum lease payments	$218,269

The leases consist of separate arrangements expiring through 2014. The Company has the right to renew the leases for an additional two years at increased rental rates. Rent expenses for the six and three months ended February 28, 2013 totaled $92,182 and $45,639, respectively. Rent expense for the period from inception, November 30, 2011, through February 29, 2012 totaled $48,839. The Company recognizes rent expense on a straight-line basis over the lease term including expected renewal periods. The difference between rent expenses and rent payments is recorded as deferred rent in current and long-term liabilities. No deferred rent existed as of February 28, 2013 and August 31, 2012, respectively.

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

6. Income Taxes

The provision for income tax (expense) benefit consists of the following:

	For the Six Months Ended February 28, 2013	Period From Inception, November 30, 2011, Through February 29, 2012
Current
Federal	$-	$-
State and local	-	-
Total current income tax (expense) benefit	-	-
Deferred
Federal	$(622,265)	$(88,747)
State and local	(274,529)	(38,034)
Valuation allowance	896,794	126,781
Total deferred income tax (expense) benefit	-	-

Total income tax (expense) benefit	$-	$-

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented.

	For the Six Months Ended February 28, 2013	Period From Inception, November 30, 2011, Through February 29, 2012

U.S. federal taxes at statutory rate	34%	34%
State taxes, net of federal benefit	15	15
Permanent differences	-	-
Change in valuation allowance	(49)	(49)
Change in rate	-	-
Other	-	-
Effective tax rate	-%	-%

The major components of deferred tax assets and liabilities were as follows:

	February 28, 2013	August 31, 2012
Deferred tax assets:
Net operating loss carryforwards	$3,900,000	$1,600,000
Tax credit carryforwards	-	-
Allowances and other	-	-
Depreciation and amortization	-	-
Total deferred tax assets	3,900,000	1,600,000
Deferred tax liabilities:
Depreciation and amortization	-	-
Total deferred tax liabilities	-	-
Valuation allowance	(3,900,000)	(1,600,000)
Net deferred tax assets	$-	$-

As of February 28, 2013, the Company had federal net operating loss carryforwards of approximately $3,900,000, which includes stock-based compensation deductions of approximately $383,950. The federal net operating losses and tax credits expire in years beginning in 2028. As of February 28, 2013, the Company had state net operating loss carryforwards of approximately $3,900,000, which expire in years beginning in 2028. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Company has previously experienced “ownership changes” under section 382 of the Code and comparable state tax laws. The Company estimates that none of the federal and state pre-change net operating losses will be limited under Section 382 of the Code.

As of February 28, 2013, the Company maintained a full valuation allowance on its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The Company income tax returns are to be filed in the United States and California. The 2011 tax year remains subject to examination for U.S. federal and state purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and state purposes. The Company is not currently under examination in federal or state jurisdictions.

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

Assets under capital lease as of February 28, 2013 and August 31, 2012 were as follows:

	February 28, 2013	August 31, 2012

Servers	$147,049	$147,049
Less: accumulated depreciation	(71,526)	(43,062)
Net assets under capital lease	$75,523	$103,987

Monthly scheduled payments to the lessor are $8,569. The following is a schedule of future payments required under the lease together with their present values:

Payments
For the Twelve Month Period Ending February 28,
2014	$119,966
2015	-
Total lease payments	119,966
Less: amount representing interest	(8,861)
Present value of minimum lease payments	$111,105

8.     Related Party Transactions

The Company has only been operating since November 30, 2011. As a result, the Company has an extremely limited credit history. The Company’s Chief Executive Officer, and the Chief Executive Officer of StreamTrack Media, Inc. (the “Executives”) use their personal credit cards to fund operations on a frequent basis. If the Company did not have access to these credit cards, the Company would have to rely exclusively on external sources of capital. The Company’s external sources of capital are not always readily available. Once the Company’s track record is more established and results of operations are profitable, then external sources of capital should become more readily available. As a result, in time-constrained circumstances, the use of personal credit cards is necessary until such time as the Company is able to build up its own credit-worthiness and access more readily available and significant credit.

The related party payable as of February 28, 2013 consists of unpaid compensation and non-interest bearing cash advances and charges on personal credit lines made on behalf of the Company by the Executives. The balances owed to the Executives are not secured and are due on demand. Interest will be charged on these balances. However, no formal agreement has been executed to quantify the interest.

9.     Factor Line of Credit

On January 26, 2012 the Company executed a contract with an unrelated party (the “Factor”) to provide financing to the Company in the form of a factoring line of credit. The Company utilizes the factoring line of credit to receive cash advances on its accounts receivable balances prior to its customers paying the balances owed to the Company. The Factor charges a variety of fees totaling approximately 3% of the funds advanced by the Factor. Transactions involving the Factor for the three months ended February 28, 2013 are detailed in the table below.

Balance, August 31, 2012	$68,091
Advances from Factor	363,326
Fees charged by Factor	19,882
Total	451,299
Payments received from customers	(397,610)
Balance, February 28, 2013	$53,689

10.   Debt Instruments – In Default

The Company has relied on financing from a lender since 2010 (the “Creditor”). Each note issued by the Creditor (the “Creditor Notes”) bears interest per annum at a rate of 8% and is generally payable within six months from the issuance date. The table below details the transactions with the Creditor during the six and three months ended February 28, 2013. The Company is currently in default on a total of $147,000 of the Creditor’s Notes. The Company has made efforts to resolve the default. The Creditor has not communicated with the Company with regard to the default.

Creditor’s Notes, principal balance as of August 31, 2012	$175,500
Issuance of December 28, 2012 Creditor Note	100,000
Conversion of a portion of December 28, 2011 Creditor’s Note to common stock	(28,500)
Creditor’s Notes, principal balance as of February 28, 2013	$247,000

As of February 28, 2013, the conversion price of a total of $247,000 Creditor Notes is based upon a 39% discount to lowest five days closing prices of the Company’s common stock over the ten-day period prior to conversion. As a result, the lower the stock price at the time the Creditor converts the Creditor Notes, the more common shares the Creditor will receive.

To the extent the Creditor converts the Creditor Notes and then sells its common stock, the market price of the common stock may decrease due to the additional shares in the market. This could allow the Creditor to receive greater amounts of common stock upon conversion. The sale of each share of common stock could further depress the stock price.

Due to the floating conversion price of the notes, the Company does not know the exact number of shares that the Creditor would be issued upon conversion. The table below details the number of shares of the Company’s common stock the Creditor would be issued, if the Creditor elected to convert the Creditor Notes to common shares on each reporting date.

The shares issuable upon conversion of the Creditor Notes may result in substantial dilution to the interests of the Company’s other shareholders. In this regard, even though the investor may not hold shares amounting to more than 9.99% of the outstanding shares at one time, this restriction does not prevent the investor from selling some of its holdings and then receiving additional shares. In this way, the investor could sell more than the 9.99% limit while never holding more than the limit.

The table below details the number of shares issuable to the Creditor, without regard to the 9.99% limitation, in the event the share price decreases 25%, 50% or 75% from the stock price as of each date set forth below.

	February 28, 2013	November 30, 2012	August 31, 2012

Stock price	$1.5663	$1.0843	$3.1325
Effective conversion price	$0.4263	$0.6908	$1.1759
Convertible promissory notes balance outstanding	$247,000	$147,000	$175,500
Actual outstanding shares of common stock	360,973	210,973	183,415

Shares issuable upon conversion, at actual price	579,448	212,789	149,248
% of outstanding common stock, at actual price	161%	101%	81%
Shares issuable upon conversion, assuming 25% price decrease	772,597	283,719	198,997
% of outstanding common stock, assuming 25% price decrease	214%	134%	108%
Shares issuable upon conversion, assuming 50% price decrease	1,158,895	425,578	298,496
% of outstanding common stock, assuming 50% price decrease	321%	202%	163%
Shares issuable upon conversion, assuming 75% price decrease	2,317,791	851,156	596,991
% of outstanding common stock, assuming 75% price decrease	642%	403%	325%

11.    Debt Instruments

The Company issued a non-interest bearing convertible promissory note due on demand (the “Vendor Note”) to settle all outstanding debts with a former vendor (the “Vendor”). The table below details the transactions with the Vendor during the six and three months ended February 28, 2013.

Vendor Notes, principal balance as of August 31, 2012	$-
Issuance of November 1, 2012 Vendor Note	140,000
Conversion of Vendor Note to common stock	-
Vendor Note, principal balance, February 28, 2013	$140,000

As of February 28, 2013, the conversion price of the $140,000 Vendor Note is based upon a 50% discount to lowest five days bid prices of the Company’s common stock over the five-day period prior to conversion. As a result, the lower the stock price at the time the Vendor converts the Vendor Note, the more common shares the Vendor will receive.

To the extent the Vendor converts the Vendor Note and then sells its common stock, the common stock may decrease due to the additional shares in the market. This could allow the Vendor to receive greater amounts of common stock upon conversion. The sale of each share of common stock further depresses the stock price.

Due to the floating conversion price of the notes, the Company does not know the exact number of shares that the Vendor would be issued upon conversion. The table below details the number of shares of the Company’s common stock the Vendor would be issued, if the Vendor elected to convert the Vendor Note to common shares on each reporting date.

The shares issuable upon conversion of the Vendor Note may result in substantial dilution to the interests of the Company’s other shareholders.

The table below details the number of shares issuable to the Vendor in the event the share price decreases 25%, 50% or 75% from the stock price as of each date set forth below.

	February 28, 2013	November 30, 2012	August 31, 2012

Stock price	$1.5663	$1.0843	$-
Effective conversion price	$0.4263	$0.3615	$-
Convertible promissory notes balance outstanding	$140,000	$140,000	$-
Actual outstanding shares of common stock	360,973	210,973	-

Shares issuable upon conversion, at actual price	331,990	387,329	-
% of outstanding common stock, at actual price	92%	184%	-%
Shares issuable upon conversion, assuming 25% price decrease	442,653	516,438	-
% of outstanding common stock, assuming 25% price decrease	123%	245%	-%
Shares issuable upon conversion, assuming 50% price decrease	663,979	774,658	-
% of outstanding common stock, assuming 50% price decrease	184%	367%	-%
Shares issuable upon conversion, assuming 75% price decrease	1,327,958	1,549,315	-
% of outstanding common stock, assuming 75% price decrease	368%	734%	-%

In connection with the acquisition of RL on August 31, 2012, the Company assumed six convertible promissory notes previously issued by RL (the “RL Notes”). The RL Notes bear interest at 4% per annum and are due in full, including principal and interest, three years from the issuance date. The RL Notes also include a conversion option whereby the holders of the RL Notes may elect at any time to convert any portion or the entire balance of the RL Notes they hold into the Company’s common stock at a conversion price of $0.41. The table below details the transactions associated with the RL Notes during the six months ended February 28, 2013.

RL Notes, principal balance as of August 31, 2012	$475,000
Issuance of convertible promissory notes	250,000
Conversion of convertible promissory note to common stock	-
RL Notes, principal balance, February 28, 2013	$725,000

The conversion feature associated with the convertible promissory notes provide for a rate of conversion that is below market value. This conversion feature is accounted for as a beneficial conversion feature. A beneficial conversion feature was recorded and classified as a debt discount on the balance sheet at the time of issuance of each convertible promissory note with a corresponding credit to additional paid-in capital. The value is amortized over the three-year term of the convertible promissory note. The amortized value for each period is recorded as an offset against the debt discount on the balance sheet, classified as interest expense - accretion in the statement of operations and as accretion of debt discount within the statement of cash flows.

The valuation of the stock warrants and the beneficial conversion feature associated with the issuance of convertible promissory notes utilized valuation inputs and related figures provided by a professional and independent valuation firm. The following table details the amounts recorded for the beneficial conversion feature and warrants to purchase common stock during the six months ended February 28, 2013.

	Balance, February 28, 2013	Balance, August 31, 2012	Interest Expense - Accretion

RL Note, December 1, 2011, beneficial conversion feature	$3,495	$4,497	$1,002
RL Note, December 1, 2011, valuation of detachable stock warrant	5,785	7,435	1,650
RL Note, January 27, 2012, beneficial conversion feature	1,892	2,390	498
RL Note, January 27, 2012, valuation of detachable stock warrant	3,152	3,980	828
RL Note, March 22, 2012, beneficial conversion feature	5,099	6,347	1,248
RL Note, March 22, 2012, valuation of detachable stock warrant	8,551	10,615	2,064
RL Note, June 18, 2012, beneficial conversion feature	2,274	2,772	498
RL Note, June 18, 2012, valuation of detachable stock warrant	3,822	4,650	828
RL Note, August 22, 2012, beneficial conversion feature	7,365	8,865	1,500
RL Note, August 22, 2012, valuation of detachable stock warrant	12,324	14,802	2,478
RL Note, September 4, 2012, beneficial conversion feature	12,498	-	2,502
RL Note, September 4, 2012, valuation of detachable stock warrant	20,647	-	4,128
	$86,904	$66,353	$19,224

As of February 28, 2013, the amounts of long-term and short-term convertible promissory notes payable are stated at contract amounts that approximate fair value based on current interest rates available in the United States of America.

Future maturities of the Company’s convertible promissory notes, in the aggregate, are as follows for the twelve-month period ending February 28,

2014	$387,000
2015	150,000
2016	575,000
Thereafter	-
$1,112,000

12.   Derivatives

Upon the six-month anniversary (180 days) of all financings with the Creditor, the shares underlying the Creditor’s Notes are issuable without restriction and can be sold to the public through the OTC Bulletin Board. As a result of the conversion price not being fixed, the number of shares of the Company’s common stock that are issuable upon the conversion of the Creditor’s Notes is indeterminable until such time as the Creditor elects to convert to common stock.

The six-month anniversary of the August 8, 2012 Creditor’s Note was February 4, 2013. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $55,065 as of February 4, 2013. On February 28, 2013, the Company re-measured the derivative liability using the input attributes below and determined the value to be $113,671. Other expense of $58,606 was classified as “change in fair value of derivatives” and was recorded for the six and three months ended February 28, 2013 and included in the statement of operations in order to adjust the derivative liability to the re-measured value.

	February 28, 2013	February 4, 2013

Expected life (in years)	0.17	0.24
Balance of note outstanding	$42,500	$42,500
Stock price	$1.5663	$0.8434
Effective conversion price	$0.4263	$0.3675
Shares issuable upon conversion	99,703	115,658
Risk-free interest rate	0.11%	0.07%
Expected volatility	61.83%	61.83%
Expected dividend yield	-	-

The Vendor Note was executed on November 1, 2012 and was immediately convertible into the Company’s common stock at a 50% discount to the lowest bid price as quoted on the OTC Bulletin Board for the five days prior to the conversion date. As a result of the fact that the number of shares the Vendor Note was convertible into was indeterminable, the Company determined a derivative liability was embedded within the Vendor Note. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $190,927 as of November 1, 2012. As a result of the valuation of the derivative liability being in excess of the value of the proceeds of the Vendor Note by $50,927, a deemed dividend of $50,927 was recorded by the Company on November 1, 2012. The debt discount associated with the Vendor Note was immediately expensed to interest expense – accretion as a result of the Vendor Note being immediately convertible and due on demand. On February 28, 2013 and November 30, 2012, the Company re-measured the derivative liability using the input attributes below and determined the value to be $280,000 and $380,028 on each date, respectively. Other expense of $189,101 and $100,028 was classified as “change in fair value of derivatives” and was recorded for the six and three months ended February 28, 2013, respectively, and included in the statement of operations in order to adjust the derivative liability to the re-measured value.

	February 28, 2013	November 30, 2012	November 1, 2012

Expected life (in years)	0.10	0.10	0.10
Balance of note outstanding	$140,000	$140,000	$140,000
Stock price	$1.5663	$1.0843	$1.5663
Effective conversion price	$0.4217	$0.3615	$0.6627
Shares issuable upon conversion	331,990	387,329	211,273
Risk-free interest rate	0.17%	0.18%	0.18
Expected volatility	61.83%	61.83%	61.83
Expected dividend yield	-	-

The six-month anniversary of the May 24, 2012 Creditor’s Note was November 20, 2012. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $63,083 as of November 20, 2012. On February 28, 2013 and November 30, 2012, the Company re-measured the derivative liability using the input attributes below and determined the value to be $209,938 and $41,964 respectively. Other expense (income) of $167,974 and $(21,119) was classified as “change in fair value of derivatives” and was recorded for the six and three months ended February 28, 2013 and included in the statement of operations in order to adjust the derivative liability to the re-measured value.

	February 28, 2013	November 30, 2012	November 20, 2012

Expected life (in years)	0.10	0.25	0.28
Balance of note outstanding	$78,500	$78,500	$78,500
Stock price	$1.5663	$1.0800	$1.3200
Effective conversion price	$0.4263	$0.7200	$0.7200
Shares issuable upon conversion	184,156	116,566	105,138
Risk-free interest rate	0.11%	0.08%	0.08%
Expected volatility	61.83%	61.83%	61.83%
Expected dividend yield	-	-	-

The Company also re-measured the derivative liability associated with the December 28, 2011 Creditor’s Note using the input attributes below and determined the value to be $69,534 and $12,063 as of February 28, 2013 and November 30, 2012, respectively. Other expense (income) of $57,471 and $(74,052) was classified as “change in fair value of derivatives” and recorded as of February 28, 2013 and November 30, 2012 and included in the statement of operations in order to adjust the derivative liability to the re-measured value.

	February 28,	November 30,
	2013	2012

Expected life (in years)	0.1	0.1
Balance of note outstanding	$26,000	$26,000
Stock price	$1.5663	$1.0800
Effective conversion price	$0.4263	$0.7200
Shares issuable upon conversion	60,994	36,111
Risk-free interest rate	0.11%	0.08%
Expected volatility	61.83%	61.83%
Expected dividend yield	-	-

13.   Stockholders’ Equity

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

On January 2, 2013, the Wyoming Secretary of State accepted the filing by the Company of an Amended and Restated Articles of Incorporation (“Amended and Restated Articles”) that was filed with the Wyoming Secretary of State on December 27, 2012 in order to (1) effect a one-for-twelve hundred reverse stock split of all of the issued and outstanding common stock for shareholders of record on the recording date of the Amended and Restated Articles, (2) empower the Company’s board of directors to fix, by resolution, the rights, preferences and privileges of, and qualifications, restrictions and limitations applicable to, any series of the Company’s preferred stock, and (3) change the Company’s name to StreamTrack, Inc. In connection with the reverse stock split, the Company also filed submitted a notification and related documentation to the Financial Industry Regulatory Authority (“FINRA”).

Detachable Stock Warrants

In connection with the acquisition of RL on August 31, 2012, the Company assumed a total of 362,500 detachable stock warrants from RL (the “RL Warrants”). The RL Warrants have a three-year term and are convertible into the Company’s common stock at an exercise price of $0.41 per share.

Deeded Dividend

A deemed dividend of $50,927 was recorded by the Company on November 1, 2012, in connection with the issuance of the Vendor Note.

Stock Based Compensation

The fair value of the Company’s Restricted Stock Units (“RSUs”) is expensed ratably over the vesting period. RSUs vest daily on a cliff basis over the service period, generally three years. The Company recorded stock-based compensation expense related to restricted stock units of $147,258 during the six months ended February 28, 2013. As of February 28, 2013, total compensation cost not yet recognized of $619,044 related to non-vested RSUs, is expected to be recognized over a weighted average period of 2.33 years.

The following table summarizes the activities for the Company’s RSUs for the period ended February 28, 2013:

	Number of Shares	Weighted- Average Grant-Date Fair Value (1)

Unvested at August 31, 2012	1,825,588	$0.00
Granted	-	0.53
Vested	(361,935)	0.53
Canceled	-	0.00

Unvested at February 28, 2013	1,463,653	$0.53

Expected to vest after February 28, 2013	1,463,653	$0.53

(1) Grant date fair value was the fair value associated with RL’s common stock, not the Company’s common stock.

Effect of Reverse Stock Split

As a result of the reverse stock split, the Company intends to re-issue the RL Notes and RL Warrants in the same form. However, the conversion price of each specific instrument has been adjusted to $0.41 to ensure that the holder of each instrument will have the right to convert the instrument into an equivalent number of shares of the Company’s common stock that they would have been entitled to on an as-if basis, if they had elected to convert the instrument they held on the date RL was acquired by the Company.

14.   Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including the shares issuable upon conversion of the Creditor Notes, the Vendor Note, the Series A Preferred Stock, the RL Notes, and the RL Warrants. Basic and diluted net loss per share was the same for each year presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

	For the Three Months Ended February 28, 2013	For the Three Months Ended February 29, 2012	For the Six Months Ended February 28, 2013	From Inception, November 30, 2011, Through February 29, 2012

Weighted-average common shares outstanding used in computing basic and diluted net loss per share:	267,640	106,993	233,322	82,327

Net loss per share, basic and diluted	$(3.60)	$(2.71)	$(8.06)	$(3.52)

Common stock equivalents not included in calculated of diluted net loss per share:
Creditor Notes (1)	579,448	-	579,448	-
Vendor Note	331,990	-	331,990	-
Series A Preferred Stock (2)	1,495,313	-	1,495,313	-
RL Notes (3)	1,768,293	365,854	1,768,293	365,854
RL Warrants (4)	362,500	75,000	362,500	75,000
Total quantifiable common stock equivalents	4,537,544	430,854	4,537,544	430,854

(1)
As of February 28, 2013, the Company had Creditor's Notes of $247,000 outstanding. The Company has estimated the number of shares of common stock the holder of the convertible promissory note agreements could have been issued had the holder elected to convert the convertible promissory notes to common stock as of February 28, 2013. The holder did not make such an election as of February 28, 2013.

(2)
As of February 28, 2013, the Company had 100 shares of its Series A Preferred Stock outstanding. The Company has listed the actual number of shares of common stock the holders of the Series A Preferred Stock were issued subsequent to the approval of the reverse stock split on March 6, 2013. The holder did not make such an election as of February 28, 2013.

(3)
In connection with the August 31, 2012 asset purchase agreement with RL, the Company assumed the RL Notes. As of the date of these financial statements, the RL Notes were convertible into 1,768,293 shares of the Company’s common stock.

(4)
In connection with the August 31, 2012 asset purchase agreement with RL, the Company assumed the RL Warrants. As of the date of these financial statements, the RL Warrants were convertible into 362,500 shares of the Company’s common stock.

15.   Subsequent Events

During the period from February 28, 2013 through April 22, 2013, the Factor provided additional financing to the Company of $70,764.

On March 6, 2013, FINRA approved the reverse stock split and name change to StreamTrack, Inc. On that day, 1 new share of the Company’s common stock was exchanged for the cancellation of each 1,200 shares of the Company’s previously outstanding common stock. All references to the Company’s common stock included within the financial statements included herein have been prepared on a post-split basis.

On March 7, 2013, to complete the acquisition of RL, the Company issued a total of 14,868,095 shares of its common stock, on a post-split basis, to the former shareholders of RL.

On March 7, 2013, the holders of the Series A Preferred Stock elected to convert all outstanding shares of Series A Preferred Stock to 1,510,417 shares of the Company’s common stock, on a post-split basis. Subsequent to these conversions, no further shares of the Series A Preferred Stock remained outstanding.

On March 22, 2013, the Company reached a settlement and release agreement with IBM Credit, LLC, (“IBM”) the lessor associated with the Company’s computer servers and software classified under capital lease. The balance owed to IBM as of March 22, 2013 was agreed to be $108,704. Payments of $9,000 per month are scheduled in order to satisfy this balance. The final payment due March 1, 2014 is for $9,704.

On April 11, 2013, the Company executed a non-dilutive asset-based debt financing (the “Lender Financing”) with a third party (the “Lender”). The Lender Financing consists of a $250,000 line of credit secured by all of the Company’s assets. The Company’s management also executed limited recourse guarantees with the Lender. Interest is payable monthly based on a floating interest rate determined based on a formula outlined in detail within the financing agreement. The Company anticipates the effective monthly interest rate charged on the outstanding balance owed to the third party will be between 2.2% and 1.1%. The Lender Financing is due and payable in full on September 30, 2013.

On April 16, 2013, the Company executed a payoff agreement with the Factor and made payment to the Factor in full satisfaction of all amounts owed to the Factor. By executing the payoff agreement, the Company also terminated its agreement with the Factor.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our Form 10-K/A for the fiscal year ended August 31, 2012 that management anticipates will be filed with the Securities and Exchange Commission prior to April 30, 2013 and all subsequent filings. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

Overview

StreamTrack, Inc. (“StreamTrack,” or the “Company”) is a digital media and technology services company. The Company provides audio and video streaming and advertising services through the RadioLoyaltyTM Platform (the “Platform”) to over 1,300 internet and terrestrial radio stations and other broadcast content providers.

Our business model is focused on the following core principles:

1.
We barter with audio content providers, namely internet and terrestrial radio stations, to obtain control and management of their desktop advertising opportunity (“Ad Inventory”). We also routinely purchase any Ad Inventory the content providers have not previously given to us by barter.

2.
In exchange for the Ad Inventory, we pay for all internet and mobile streaming costs associated with the broadcaster’s content that is streamed through our platform. We barter in order to scale our business. The end result of the barter is that we aggregate Ad Inventory from our broadcasters that management believes can reach substantial size while maintaining a primarily fixed cost structure for our hardware, content delivery, labor and other costs, respectively.

3.
We re-broadcast original audio broadcast content through the Platform in a streaming media format in desktop and mobile environments. By re-broadcasting we ensure that we do not pay any royalties. Royalties are the responsibility of our broadcasters. This is a substantial advantage for us as many of our competitors pay royalties of up to 70% of revenues generated from licensed broadcast content.

4.	We serve advertisements (“Ads”) within the Platform in audio, display and video formats in a desktop environment and display ads in a mobile environment using our RadioLoyaltyTM Apps.
5.	Ads are served by our automated systems based on geography and demographics data, among others.
6.
The primary technology that makes our Platform unique in the industry is that we are able to re-broadcast audio content with geographically targeted Ads that replace Ads served within an original broadcast targeting a listener in a certain geography. By having this capability we can also choose to replace audio Ads that do not generate as high of Ad revenues with video-based Ads that generate much higher Ad revenues. In effect, we make the broadcaster’s original broadcast capable of delivering Ads that are geographically targeted throughout a global broadcast marketplace while also utilizing video Ads and our proprietary video in-stream technology to increase advertising rates.

7.
All of our primary technology that supports the Platform is automated and capable of operating in a live environment. Audio content is streamed, Ads are targeted and served, audio Ads are replaced as needed and video Ads replace audio Ads, as desired and when possible.

Advertising revenue constitutes the majority of our total revenue, representing 76.6% and 77.2% of total revenue for the three and six months ended February 28, 2013. We anticipate this trend will continue and our revenues will be generated primarily from advertising. Our advertising revenue for the six months ended February 28, 2013 was almost entirely derived from advertising delivered on desktop devices.

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

We are also continuing development of WatchThis™, a patent-pending merchandising in-stream technology to provide web-based and IP television streaming services with a unique e-commerce advertising capability. The technology is functional in a local environment. Our development efforts are currently focused on technical issues associated with operating the technology in a live streaming environment. If and once the technology is functional in a live streaming environment, management plans to use the in-video advertising method technology to create a video encode with keywords that tag frames with corresponding merchandise within video content. These tags would communicate with our advertising database to deliver the highest paying advertiser in real-time. Consumers would be able to view this content, select tagged products within the content, and complete purchases throughout the broadcast. We anticipate deploying this service by December 31, 2013.

Key Metrics:

We track listener hours because we believe it is the best key indicator of the growth of our business with Platform. Revenues from advertising through our Platform represented substantially all of revenues for the six and three months ended February 28, 2013. We also track the number of active users on our Platform as well as the RadioLoyaltyTM app as indicators of the size and quality of our audience, which are particularly important to potential advertisers. Additionally, the Company anticipates launching several new product offerings and initiating certain new significant partnerships during the fiscal year ending August 31, 2013. The Company expects those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. Once these products are launched we will determine key indicators of growth for those products.

We calculate actual listener hours using our internal analytics systems. Some of our competitors do not always calculate their listener hours in the same way we do. As a result, their stated listener hours may not represent a truly comparable figure.

Player launches are defined as the number of individual times the UniversalPlayer™ was launched.

Registered users are defined as the number of users who have signed up for an account with us in order to access our broadcasters’ content and to earn loyalty points. The number of registered users may overstate the number of actual unique individuals who have signed up for an account with us in order to earn loyalty points, as an individual may register for, and use, multiple accounts under unique registration information. This is in breach of our terms and conditions but we may not be able to effectively manage and authenticate registration information in order to ensure each user is a unique individual. We define registered users as those who have signed up with us to receive loyalty points. We calculate this by the number of submissions we receive from users signing up for our loyalty service.

We calculate listener hours as follows. When the UniversalPlayerTM is launched a session is created - this is considered the listener's start time. At one minute following the launch of the UniversalPlayerTM, we record that as 1 minute of listening time. If a session lasts between 1 and 59 seconds, we record that as 30 seconds of listening time. At ten-minute intervals following the session being created, we count each 10 minute period as listening time. So for example, if a user launched the UniversalPlayerTM at 11:00am, we will recognize 1 minute of listening time at 11:01, then 10 minutes of listening time at 11:10, 20 minutes at 11:20, etc.

Events are user interactions such as a 10 minute interval, clicking song like/dislike, sharing what they are listening to, checking the news through our news app in the player, etc. The last event we see for the user is considered the end of their session. We then take that time minus the time the session started to determine how long the session is. So for example, if a user launched the UniversalPlayerTM at 11am, and liked a song at 11:07am, but exited the player at 11:09am, we would recognize that as 7 minutes of listening.

Comparison of the Six Months Ended February 28, 2013 and 2012

	Six Months Ended February 28, 2013	Period From Inception, November 30, 2011, Through February 29, 2012
Revenue
Advertising
Video	$119,501	489,426
Display	173,129	57,801
Lead generation	289,306	-
Other	86,584	5,439
Total	668,520	552,666
Services	197,694	49,991
Total revenue	$866,214	$602,657

Revenues for the six months ended February 28, 2013 and the period from inception, November 30, 2011, through February 29, 2012, totaled $866,214 and $602,657 respectively. We generated substantial revenues from video and display Ads utilizing our Platform and the listenership from over 1,300 of our radio broadcasters. Video revenues were more substantial in the period from November 30, 2011 through February 29, 2012 as the Company benefitted from a significant short-term trend where video advertising arbitrage sales were substantial. Market conditions have changed and video advertising arbitrage sales were minimal during the six months ended February 28, 2013. Upon the acquisition of Rightmail on July 1, 2012, we also began generating substantial lead generation revenues. We did not generate substantial lead generation revenues in the period from November 30, 2011 through February 29, 2012. Display advertising increased during the six months ended February 28, 2013 as the Company began focusing more of its effort on filling advertisements in the display and video category within the Platform itself as opposed to display and video advertisements in traditional internet webpage formats. We also have generated substantial revenues from our services related to the integration of our technology with our customer’s advertising systems and related infrastructure. The white labeling of the Platform for Scratch.fm was completed in February 2013 and resulted in the recognition of $175,000 in services revenues. Services revenues generated in the period from November 30, 2011 through February 29, 2012 consisted almost entirely of the provision of hosting services to one customer. We also expanded our call center operations during the six months ended February 28, 2013. We anticipate generating additional advertising revenues from the launch of several new product offerings and certain new significant partnerships during the year ending August 31, 2013.

	Six Months Ended February 28, 2013	Period From Inception, November 30, 2011, Through February 29, 2012
Costs of revenues
Depreciation and amortization	$256,482	107,706
Colocation services	116,608	84,283
Broadcaster commissions	98,232	54,827
Other	478,126	323,249
Total costs of revenue	$949,448	$570,065

Costs of revenues for the six months ended February 28, 2013 and the period from inception, November 30, 2011, through February 29, 2012, totaled $949,448 and $570,065 respectively. Each reporting period we have recorded substantial amortization costs associated with the Platform. The significant amortization costs associated with the Platform are anticipated to continue until these Platform asset value is fully amortized on December 1, 2014. In order to operate the Platform and the RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we require substantial computing power, hosting and streaming hosting. We operate a substantial technology center at our offices in Santa Barbara, California but also utilize a contracted facility in Los Angeles, California, to support our operations and ensure our systems and content delivery maintain our service level agreements. We refer to these costs as colocation services. Colocation services costs should increase as our business grows. However, our current costs should remain fixed until and if we reach a substantial listener hours level that exceeds approximately 15,000,000 hours per month. We currently generate approximately 1,000,000 listener hours per month. Our advertising sales arrangements with over 1,300 broadcasters facilitate us paying the broadcasters a monthly revenue sharing fee. We refer to these costs as broadcaster commissions. Broadcaster commissions are paid on Ad Inventory we purchase from the broadcasters, not on Ad Inventory we receive as a barter from the broadcasters. Other costs of sales include affiliate marketing costs associated with the lead generation business, media network costs associated with the distribution of our content across a variety of advertising networks, streaming costs, call center operation costs, and various application technologies that support our primary product offerings.

	Six Months Ended February 28, 2013	Period From Inception, November 30, 2011, Through February 29, 2012
Operating expenses
Product development	$238,514	35,279
Officer compensation	227,379	50,187
Sales and marketing	204,628	35,941
Rents	92,182	48,839
Consultants	68,189	34,476
Professional fees	65,767	13,805
Travel and entertainment	40,990	10,270
Other	146,603	71,740
Total operating expenses	$1,084,052	$300,537

Operating expenses for the six months ended February 28, 2013 and the period from inception, November 30, 2011, through February 29, 2012, totaled $1,084,052 and $300,537 respectively. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio and the WatchThisTM technology. Officer compensation related to accrued but primarily unpaid salaries for our two primary executives officers. Marketing and sales costs incurred were primarily related to the labor costs of employing our sales force. Our sales force markets our products on a daily basis. We expect these costs to increase in the current fiscal year. Rents were primarily related to four leases we are obligated under for our Santa Barbara, California office. Consultant expenses included fees incurred with certain personnel primarily related to finance, business development and investor relations services. Professional fees included accounting, auditing and legal fees associated with public company matters. Travel and entertainment was associated with ongoing business development and investor relations activities. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

	Six Months Ended February 28, 2013	Period From Inception, November 30, 2011, Through February 29, 2012
Other (expense) income
Interest income	$5,250	$-
Interest expense	(41,201)	(20,119)
Interest expense – accretion	(248,973)	(1,585)
Change in fair value of derivatives	(377,981)	-
Total other expense	$(662,905)	$(21,704)

Other (expense) income for the six months ended February 28, 2013 and the period from inception, November 30, 2011, through February 29, 2012, totaled $(662,905) and $(21,704) respectively. We generated interest income on the note receivable. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit, among others. We also recorded the accretion of various debt discounts associated with our convertible promissory notes. The accretion is a result of the amortization of the debt discounts associated with the convertible promissory notes over the term of the convertible promissory notes. Debt discounts recorded during the six months ended February 28, 2013 represented the beneficial conversion feature, warrants to purchase stock, and derivative liabilities associated with the convertible promissory notes. The original value of each derivative liability was recorded as a debt discount. As a result of the derivative classification, the debt discount had to be re-measured as of the reporting date. For the six months ended February 28, 2013, the re-measurement resulted in an increase to the derivative liabilities of $377,981. If the convertible promissory notes issued to the Creditor remain outstanding at any time subsequent to the six-month anniversary of the date the convertible promissory notes were issued, a derivative liability exists and will have to be measured as of each reporting date. Similarly, if any portion of the Vendor Note remains outstanding at the reporting date, the derivative liability has to be re-measured as of the reporting date.

We did not generate profits for the six months ended February 28, 2013 and the period from inception, November 30, 2011, through February 29, 2012, respectively. As a result, no provision for income taxes was recorded during either period.

	Six Months Ended February 28, 2013	Period From Inception, November 30, 2011, Through February 29, 2012
Net loss attributable to common shareholders
Net loss	$(1,830,191)	$(289,649)
Deemed dividend	(50,927)	-
Net loss attributable to common shareholders	$(1,881,118)	$(289,649)

We generated a net loss attributable to shareholders of $1,881,118 and $289,649 for the six months ended February 28, 2013 and the period from inception, November 30, 2011, through February 29, 2012, respectively for the reasons set forth above. A deemed dividend was recorded as of November 1, 2012, as a result of the issuance of the Vendor Note.

Comparison of the Three Months Ended February 28, 2013 and 2012

	Three Months Ended February 28, 2013	Three Months Ended February 29, 2012
Revenue
Advertising
Video	$57,634	489,426
Display	88,658	57,801
Lead generation	100,061	-
Other	45,742	5,439
Total	292,095	552,666
Services	89,082	49,991
Total revenue	$381,177	$602,657

Revenues for the three months ended February 28, 2013 and February 29, 2012, totaled $381,177 and $602,657 respectively. We generated substantial revenues from video and display Ads utilizing our Platform and the listenership from over 1,300 of our radio broadcasters. Video revenues were more substantial in the period from November 30, 2011 through February 29, 2012 as the Company benefitted from a significant short-term trend where video advertising arbitrage sales were substantial. Market conditions have changed and video advertising arbitrage sales were minimal during the six months ended February 28, 2013. Upon the acquisition of Rightmail on July 1, 2012, we also began generating substantial lead generation revenues. We did not generate substantial lead generation revenues in the period from November 30, 2011 through February 29, 2012. Display advertising increased during the six months ended February 28, 2013 as the Company began focusing more of its effort on filling advertisements in the display and video category within the Platform itself as opposed to display and video advertisements in traditional internet webpage formats. We also have generated substantial revenues from our services related to the integration of our technology with our customer’s advertising systems and related infrastructure. The white labeling of the Platform for Scratch.fm was completed in February 2013 and resulted in the recognition of $89,003 in services revenues during the three months ended February 28, 2013. Services revenues generated in the period from November 30, 2011 through February 29, 2012 consisted almost entirely of the provision of hosting services to one customer. We also expanded our call center operations during the three months ended February 28, 2013 We anticipate generating additional advertising revenues from the launch of several new product offerings and certain new significant partnerships during the year ending August 31, 2013.

	Three Months Ended February 28, 2013	Three Months Ended February 29, 2012
Costs of revenues
Depreciation and amortization	$128,241	107,706
Colocation services	39,151	84,283
Broadcaster commissions	52,888	54,827
Other	191,538	323,249
Total costs of revenue	$411,818	$570,065

Costs of revenues for the three months ended February 28, 2013 and February 29, 2012, totaled $411,818 and $570,065 respectively. Each reporting period we have recorded substantial amortization costs associated with the Platform. The significant amortization costs associated with the Platform are anticipated to continue until these Platform asset value is fully amortized on December 1, 2014. In order to operate the Platform and the RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we require substantial computing power, hosting and streaming hosting. We operate a substantial technology center at our offices in Santa Barbara, California but also utilize a contracted facility in Los Angeles, California, to support our operations and ensure our systems and content delivery maintain our service level agreements. We refer to these costs as colocation services. Colocation services costs should increase as our business grows. However, our current costs should remain fixed until and if we reach a substantial listener hours level that exceeds approximately 15,000,000 hours per month. We currently generate approximately 1,000,000 listener hours per month. Our advertising sales arrangements with over 1,300 broadcasters facilitate us paying the broadcasters a monthly revenue sharing fee. We refer to these costs as broadcaster commissions. Broadcaster commissions are paid on Ad Inventory we purchase from the broadcasters, not on Ad Inventory we receive as a barter from the broadcasters. Other costs of sales include affiliate marketing costs associated with the lead generation business, media network costs associated with the distribution of our content across a variety of advertising networks, streaming costs, call center operation costs, and various application technologies that support our primary product offerings.

	Three Months Ended February 28, 2013	Three Months Ended February 29, 2012
Operating expenses
Product development	$132,713	35,279
Officer compensation	118,562	50,187
Sales and marketing	82,044	35,941
Rents	45,639	48,839
Consultants	42,543	34,476
Professional fees	20,473	13,805
Travel and entertainment	7,717	10,270
Other	42,953	71,740
Total operating expenses	$492,644	$300,537

Operating expenses for the three months ended February 28, 2013 and February 29, 2012, totaled $492,644 and $300,537 respectively. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio and the WatchThisTM technology. Officer compensation related to accrued but primarily unpaid salaries for our two primary executives officers. Marketing and sales costs incurred were primarily related to the labor costs of employing our sales force. Our sales force markets our products on a daily basis. We expect these costs to increase in the current fiscal year. Rents were primarily related to four leases we are obligated under for our Santa Barbara, California office. Consultant expenses included fees incurred with certain personnel primarily related to finance, business development and investor relations services. Professional fees included accounting, auditing and legal fees associated with public company matters. Travel and entertainment was associated with ongoing business development and investor relations activities. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

	Three Months Ended February 28, 2013	Three Months Ended February 29, 2012
Other (expense) income
Interest income	$5,250	$-
Interest expense	(21,380)	(20,119)
Interest expense – accretion	(40,706)	(1,585)
Change in fair value of derivatives	(384,079)	-
Total other expense	$(440,915)	$(21,704)

Other (expense) income for the three months ended February 28, 2013 and February 29, 2012, totaled $(440,915) and $(21,704) respectively. We generated interest income on the note receivable. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit, among others. We also recorded the accretion of various debt discounts associated with our convertible promissory notes. The accretion is a result of the amortization of the debt discounts associated with the convertible promissory notes over the term of the convertible promissory notes. Debt discounts recorded during the three months ended February 28, 2013 represented the beneficial conversion feature, warrants to purchase stock, and derivative liabilities associated with the convertible promissory notes. The original value of each derivative liability was recorded as a debt discount. As a result of the derivative classification, the debt discount had to be re-measured as of the reporting date. For the three months ended February 28, 2013, the re-measurement resulted in an increase to the derivative liabilities of $384,079. If the convertible promissory notes issued to the Creditor remain outstanding at any time subsequent to the six-month anniversary of the date the convertible promissory notes were issued, a derivative liability exists and will have to be measured as of each reporting date. Similarly, if any portion of the Vendor Note remains outstanding at the reporting date, the derivative liability has to be re-measured as of the reporting date.

We did not generate profits for the three months ended February 28, 2013 and February 29, 2012, respectively. As a result, no provision for income taxes was recorded during either period.

	Three Months Ended February 28, 2013	Three Months Ended February 29, 2012
Net loss attributable to common shareholders
Net loss	$(964,200)	$(289,649)
Deemed dividend	-	-
Net loss attributable to common shareholders	$(964,200)	$(289,649)

We generated a net loss attributable to shareholders of $964,200 and $289,649 for the three months ended February 28, 2013 and February 29, 2012, respectively for the reasons set forth above.

Liquidity and Capital Resources

As of February 28, 2013 we had cash totaling $22,137, which consisted of cash funds held at major financial institutions. We had net a working capital deficit of $3,312,482 as of February 28, 2013, compared to a net working capital of $1,991,454 as of August 31, 2012. Our principal uses of cash during the three months ending February 28, 2013 were funding our operations.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the three and six months ended February 28, 2013, the Company recorded a net loss of $964,200 and $1,830,191, respectively. The net losses indicate that the Company may have difficulty continuing as a going concern. In our auditors’ report dated December 12, 2012, they have expressed substantial doubt about our ability to continue as a going concern.

Management is confident but cannot guarantee that we the Company can raise additional capital in order to repay debts and continue operations. For the twelve months ending February 28, 2014, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others of $180,636, $387,000, and $128,535, respectively. Normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management’s business plan, estimated at approximately $130,000 per month as of February 28, 2013. Since inception and through the date of these financial statements, the Company has successfully raised a significant amount of capital. Just recently, on April 11, 2013, the Company closed a non-dilutive asset-based debt financing for $250,000. Additionally, the Company anticipates launching several new product offerings and initiating certain new significant partnerships during the fiscal year ending August 31, 2013. The Company expects those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. The Company will attempt to have its potential partners pay for the majority of these costs but management can not be certain that arrangement will occur. Management may potentially make a business decision to move forward, delay, or cancel certain partnerships because of the Company’s overall capital needs. Nonetheless, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to reach break-even and become profitable. If the Company is unable to become profitable, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Working Capital Related Party Financing

The Company has only been operating since November 30, 2011. As a result, the Company has an extremely limited credit history. The Company’s Chief Executive Officer, and the Chief Executive Officer of StreamTrack Media, Inc. use their personal credit cards to fund operations on a frequent basis. If the Company did not have access to these credit cards, the Company would have to rely exclusively on external sources of capital. The Company’s external sources of capital are not always readily available. Once the Company’s track record is more established and results of operations are profitable, then external sources of capital should become more readily available. As a result, in time-constrained circumstances, the use of personal credit cards is necessary until such time as the Company is able to build up its own credit-worthiness and access more readily available and significant credit.

Our Indebtedness

As of February 28, 2013, we had issued a total of $1,112,000 in convertible promissory notes that remained outstanding. On April 11, 2013 we also executed an asset-based financing arrangement with a new creditor for a $250,000 line of credit and elected to draw down on the line of credit for the full $250,000. We also owe significant balances under a settlement and release agreement associated with our computer servers and related software, and significant balances are owed to the two primary executives that operate our business.

As of February 28, 2013, the conversion price of a total of $247,000 Creditor Notes is based upon a 39% discount to lowest five days closing prices of the Company’s common stock over the ten-day period prior to conversion. As a result, the lower the stock price at the time the Creditor converts the Creditor Notes, the more common shares the Creditor will receive.

To the extent the Creditor converts the Creditor Notes and then sells its common stock, the market price of the common stock may decrease due to the additional shares in the market. This could allow the Creditor to receive greater amounts of common stock upon conversion. The sale of each share of common stock further depress the stock price.

Due to the floating conversion price of the notes, the Company does not know the exact number of shares that the Creditor would be issued upon conversion. The table below details the number of shares of the Company’s common stock the Creditor would be issued, if the Creditor elected to convert the Creditor Notes to common shares on each reporting date.

The shares issuable upon conversion of the Creditor Notes may result in substantial dilution to the interests of the Company’s other shareholders. In this regard, even though the investor may not hold shares amounting to more than 9.99% of the outstanding shares at one time, this restriction does not prevent the investor from selling some of its holdings and then receiving additional shares. In this way, the investor could sell more than 9.99% limit while never holding more than the limit.

The table below details the number of shares issuable to the Creditor, without regard to the 9.99% limitation, in the event the share price decreases 25%, 50% or 75% from the stock price as of each date set forth below.

	February 28, 2013	November 30, 2012	August 31, 2012

Stock price	$1.5663	$1.0843	$3.1325
Effective conversion price	$0.4263	$0.6908	$1.1759
Convertible promissory notes balance outstanding	$247,000	$147,000	$175,500
Actual outstanding shares of common stock	360,973	210,973	183,415

Shares issuable upon conversion, at actual price	579,448	212,789	149,248
% of outstanding common stock, at actual price	161%	101%	81%
Shares issuable upon conversion, assuming 25% price decrease	772,597	283,719	198,997
% of outstanding common stock, assuming 25% price decrease	214%	134%	108%
Shares issuable upon conversion, assuming 50% price decrease	1,158,895	425,578	298,496
% of outstanding common stock, assuming 50% price decrease	321%	202%	163%
Shares issuable upon conversion, assuming 75% price decrease	2,317,791	851,156	596,991
% of outstanding common stock, assuming 75% price decrease	642%	403%	325%

The Company issued a non-interest bearing convertible promissory note due on demand (the “Vendor Note”) to settle all outstanding debts with a former vendor (the “Vendor”).

As of February 28, 2013, the conversion price of the $140,000 Vendor Note is based upon a 50% discount to lowest five days bid prices of the Company’s common stock over the five-day period prior to conversion. As a result, the lower the stock price at the time the Vendor converts the Vendor Note, the more common shares the Vendor will receive.

To the extent the Vendor converts the Vendor Note and then sells its common stock, the market price of the common stock may decrease due to the additional shares in the market. This could allow the Vendor to receive greater amounts of common stock upon conversion. The sale of each share of common stock could further depress the stock price.

Due to the floating conversion price of the notes, the Company does not know the exact number of shares that the Vendor would be issued upon conversion. The table below details the number of shares of the Company’s common stock the Vendor would be issued, if the Vendor elected to convert the Vendor Note to common shares on each reporting date.

The shares issuable upon conversion of the Vendor Note may result in substantial dilution to the interests of the Company’s other shareholders.

The table below details the number of shares issuable to the Vendor in the event the share price decreases 25%, 50% or 75% from the stock price as of each date set forth below.

	February 28, 2013	November 30, 2012	August 31, 2012

Stock price	$1.5663	$1.0843	$-
Effective conversion price	$0.4263	$0.3615	$-
Convertible promissory notes balance outstanding	$140,000	$140,000	$-
Actual outstanding shares of common stock	360,973	210,973	-

Shares issuable upon conversion, at actual price	331,990	387,329	-
% of outstanding common stock, at actual price	92%	184%	-%
Shares issuable upon conversion, assuming 25% price decrease	442,653	516,438	-
% of outstanding common stock, assuming 25% price decrease	123%	245%	-%
Shares issuable upon conversion, assuming 50% price decrease	663,979	774,658	-
% of outstanding common stock, assuming 50% price decrease	184%	367%	-%
Shares issuable upon conversion, assuming 75% price decrease	1,327,958	1,549,315	-
% of outstanding common stock, assuming 75% price decrease	368%	734%	-%

Factoring

The Company utilizes an independent third party to factor its accounts receivables (the “Factor”). The Factor provides advances to the Company on balances owed from its customers. The Factor only provides cash advances on accounts receivable balances it has approved and will not provide cash advances in excess of 70% of the balance of all approved accounts receivable balances. The Factor accepts payments from the Company’s customers that are associated with the approved accounts receivable balances. An interest charge equal to approximately 3% of the rolling balance owed to the Factor is charged to the Company, on an annualized basis. This financing arrangement is recourse. The balance owed to the Factor is secured by all of the Company’s assets. The balance outstanding as of February 28, 2013 was $53,689.

The Factor was subsequently paid off in full on April 16, 2013. No additional liability exists as of the date of this report.

Capital Expenditures

Based on current estimates, we believe that our anticipated capital expenditures will be adequate to implement our current plans.

Historical Trends

The following table summarizes our cash flow data for the six months ended February 28, 2013 and 2012.

	Six Months Ended February 28, 2013	Period From Inception, November 30, 2011, Through February 29, 2012

Net cash used in operating activities of continuing operations	$(679,793)	$(303,084)
Net cash used in investing activities of continuing operations	-	-
Net cash provided by financing activities of continuing operations	474,495	425,748

Cash flow used by operating activities totaled $679,793 for the six months ended February 28, 2013, compared to $303,084 used for the six months ended February 29, 2012. Operating cash flow was negative during the six months ended February 28, 2013 as we continued operations and a focused effort on product development and efforts towards certain potential significant partnerships with third parties within the digital media industry.

Cash flow used by investing activities totaled $0 for the six months ended February 28, 2013, as compared to $0 used in the six months ended February 29, 2012. We did not make investments in additional assets during either reporting period.

Cash flow provided by financing activities totaled $474,495 for the three months ended February 28, 2013, compared to $425,748 for the three months ended February 29, 2012. We raised substantial capital through the issuance of convertible promissory notes and advances from related our primary executive officers during the six months ended February 28, 2013 and February 29, 2012, respectively.

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2013. This evaluation was accomplished under the supervision and with the participation of our Chief Executive Officer, who also serves as our Chief Financial Officer, who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (Principal Executive and Financial Officer); of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer (Principal Executive and Financial Officer) concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (Principal Executive and Financial Officer), to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There has not been any changes in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is not, currently, party to any legal proceeding.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITEIES

The Company is currently in default on approximately $147,000 in convertible debts. The Company is working with the Creditor in order to resolve the default. No default penalties have been assessed by the Creditor as of the date of this report.

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
___________________
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

STREAMTRACK, INC.

Date: April 22, 2013	By:	/s/ Michael Hill
	Name:	Michael Hill
	Title:	Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)