Form 10-K/A
period 2012-08-31
STREAMTRACK, INC.
filed 2013-06-04
CIK 1442376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended August 31, 2012

Commission File Number : 333-153502

STREAMTRACK , INC.
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

EXPLANATORY NOTE

This Amendment No. 1 to the StreamTrack, Inc. (the “Company”) August 31, 2012 Form 10-K is being filed primarily to restate its August 31, 2012 financial statements to report a contingent royalty liability (the “Royalty”) associated with the purchase of certain assets and liabilities from Lenco Mobile, Inc. (“Lenco”) on December 1, 2011 (the “Acquired Assets”). These Acquired Assets were subsequently acquired by the Company on August 31, 2012 in connection with its acquisition of RadioL oyalty, Inc. (“RL”). As a result of the fact that the consideration payable to Lenco is entirely contingent on future events, no liability was recorded by RL as of December 1, 2011. This accounting treatment is appropriate if the Acquired Assets did not represent a business. The Company had previously determined that the Acquired Assets did not represent a business. After several months of consultation and review of this issue with the Staff of the U.S. Securities and Exchange Commission (“SEC”), the Company and the SEC have agreed that the Acquired Assets did represent a business on the December 1, 2011 acquisition date. As a result, the RL has valued the consideration owed to Lenco as of the acquisition date. The Company has reviewed the liability as of the reporting date, August 31, 2012, and determined the balance to be reasonable as of August 31, 2012. The valuation of the contingent liability for the amounts potentially owed to Lenco was determined by RL utilizing some known facts such as the revenues generated using the Acquired Assets since December 1, 2011, along with management’s internal forecast of revenues through the term of the Royalty. Additional revisions to the content of the Form 10-K have also been made to further clarify the Company and RL’s business models, history, technology, prior acquisition transactions, stage of development of certain technology, the timeline and events that led to the transactions between the Company and RL, material relationships, the potential severe dilutive impact of the discount and resulting control issues associated with its convertible notes, and additional details regarding related party working capital financing, among others. The Company has also filed a variety of exhibits that are inclusive of a variety of material agreements associated with the Company’s operations and history.

As a result of this Amendment No. 1, the Company’s total assets increased $494,600. Total liabilities increased $755,655. Total stockholders’ deficit increased $261,055. The Company’s revenues did not change. Costs of sales increased $154,518. Operating expenses did not change. Net loss increased $261,055.

Additionally, as a result of the Company’s discussions with the SEC, the Company is now also in the process of completing audits of certain operations of Lenco for the years ended August 31, 2011 and 2010, respectively. The audits will be completed by the Company’s independent registered public accounting firm. The audits will allow the Company to report special purpose predecessor financial statements for the operations associated with the assets acquired by RL from Lenco for the years ended August 31, 2011 and 2010, respectively. Once the predecessor audits are complete, the Company will file an additional amendment to its 8-K announcing the acquisition of RL as well as for this Form 10-K to include comparative financial statements inclusive of the Company’s financial statements reported herein for the year ended August 31, 2012 and the predecessor for the year ended August 31, 2011, respectively. Pro forma financial information related to the acquisition of RL will also be provided at that time.

For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.

STREAMTRACK, INC.
FORM 10-K/A

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

As used herein, “StreamTrack,” the “Company,” “we,” “our,” and similar terms refer StreamTrack, Inc., unless the context indicates otherwise.

PART I.

ITEM 1. BUSINESS

The Company

We have only a nine-month operating history.   Our primary business is providing streaming solutions to internet and mobile broadcasters and content providers and earning revenue from advertisers.   As of the end of our fiscal year ending August 31, 2012 we had total assets of $ 1 ,824,430, total liabilities of $3,029,320 and total stockholders’ deficit of $1,204,890. Revenues for the fiscal year were $1,742,318 and we had a net loss of $1,584,937. Please see the “Financial Statements” for more complete details.

Business Overview

StreamTrack, Inc. (the “Company”) is a digital media and technology services company. The Company provides audio and video streaming and advertising services through its RadioLoyalty TM Platform (the “Platform”) to over 1,100 internet and terrestrial radio stations and other broadcast content providers. The Platform consists of a web-based and mobile player that manages streaming audio and video content, social media engagement, display and video ad serving within the web player and is also capable of replacing audio ads with video ads within the web player in a live or on-demand environment. The Company offers the Platform directly to its broadcasters and integrates or white labels its technologies with web-based internet radio guides and other web-based content providers. The Company is also continuing development of WatchThis™, a patent-pending technology to provide web, mobile and IP television streaming services that are e-commerce enabled within streamed content.

As of August 2012, we had 86,534 registered users, which we define as the total number of accounts that have been created for our loyalty service at period end, and we were adding around 3,500 new registered users every month on average over the last 12 months. For the fiscal year ended August 31, 2012, we streamed over 15 million hours of content and had over 10 million user launches of our UniversalPlayer TM . According to a May 2012 report by ComScore, we are one of the top three in the e ntertainment radio category with a potential reach of 83,000,000 unique people in the United States. According to its website, www.comscore.com , ComScore is a leading internet technology company that measures what people do as they navigate the digital world – and turns that information into insights and actions for its clients to maximize the value of their digital investments. According to a comScore statement, t he “potential reach” measure is a calculation of the unduplicated visitors to all sites with which each ad network has contracted to deliver advertising. This measure represents the largest potential reach a network could deliver if all parts of the network are used to deliver ads.

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

History

The Company was incorporated in Wyoming on May 6, 2008. Prior to change of control of May 16, 2012, the Company developed businesses, assets and opportunities in the motion picture production and distribution industry and allied industries, which the Company believed would have significant growth potential as new digital delivery and distribution platforms evolve. The Company marketed its motion picture products and distribution businesses under several names (”brands”) including Lux Digital Pictures, Midnight Movies, New Broadway Cinema and Short Screams. The Company expected to compete in today’s entertainment industry by controlling costs of production and distribution by outsourcing most functions to third parties and using, primarily, online marketing tools to promote its products and further its digital strategies. The Company also believed it had developed unique production strategies for the production of a unique brand of commercial documentary feature films. The businesses operated by the Company did not generate substantial profits. In late 2011, the Company began looking at business alternatives such as mergers, acquisitions or reverse acquisitions.

RadioL oyalty, Inc. (“RL”) is a California corporation. Michael Hill was a founder and has been a controlling shareholder in RL since its inception, on November 30, 2011. On December 1, 2011, Michael Hill and Aaron Gravitz (the “Executives”), together with RL, executed an asset purchase agreement with their former employer, Lenco Mobile, Inc. (“Lenco”), to acquire certain assets and assume certain liabilities from Lenco. The primary asset acquired from Lenco was the RadioLoyalty TM Platform (the “Platform”). The Platform consisted of a web player that manages audio and video content streaming, manages ad serving within the web player and is capable of replacing audio ads with video ads within a live or on demand environment. The consideration given to Lenco consisted only of a 3.5% royalty on revenues earned through the Platform for the period from November 1, 2011 through November 1, 2014 (the “Royalty”). Payments to Lenco for the Royalty can not exceed $2,500,000. On March 22, 2012, RL issued 125,000 shares of common stock, valued at $62,250, to an entity controlled by Michael Hill and an unrelated individual in exchange for the Watch This TM  assets. On July 1, 2012, the Company acquired a customer list from Rightmail, LLC. This customer list was inclusive of some significant publishers and advertisers the Company plans to conduct business with on an ongoing basis. By having access to additional advertisers and publishers the Company can work to generate higher advertising rates and therefore higher profits for its own ad inventory as well as the ad inventory of its broadcasters.

On May 16, 2012, the Company’s former majority shareholders executed a stock purchase agreement (the “SPA”) with Michael Hill. The SPA provided for the issuance of 100 shares of Series A Preferred Stock (the “Preferred Shares”) to the former majority shareholders of the Company. The Preferred Shares are convertible into 10% of the Company’s common stock at any time subsequent to the execution date of the SPA. The SPA also caused the transfer of the majority shareholders’ common stock in the Company to Michael Hill in exchange for all of the Company’s assets and the majority of its liabilities as of that date. The SPA also provided for a contribution of assets by Michael Hill, namely the WatchT his TM software. Mr. Hill also became obligated to cause the Company to acquire RL by October 1, 2012. As a result of the SPA, the former majority shareholders of the Company received a dividend in the form of the majority of the Company’s net assets and the newly issued Preferred Shares valued at $1,399,416. The net assets totaled $570,479. The Preferred Shares issued to the former majority shareholders were valued at $828,937 based on a discounted cashflow calculation of the WatchT his TM assets and RL business operations. The Company received the Watch This TM software valued at $83,020. The Company’s securities attorney also received Preferred Shares in exchange for services to be provided in connection with the SPA and the proposed acquisition of RL. Those services were valued at $92,104.

On August 31, 2012, the Company executed an asset purchase agreement (the “APA”) to complete the acquisition of certain assets and liabilities of RL and has since entered into an amendment to the APA in order to (i) issue Michael Hill an additional 180,000,000 shares of the Company’s common stock as necessary in order to ensure Michael Hill retains control of the Company through the date of a reverse stock split previously authorized by the Company’s Board of Directors and (ii) to provide a methodology to determine the number of shares of the Company’s stock that would be issued to the shareholders of RL such that the Company’s valuation on the date of the issuance of shares was $14,500,000 (iii) to provide the Company with the right, which has not yet been exercised, to purchase all of the outstanding common stock of RL for $1. Upon the execution of the APA, a plan to complete a reverse stock split was authorized by the Company’s Board of Directors. Upon exercise of the Company’s right to purchase all of the outstanding common stock of RL, all of the outstanding shares of the Company’s Series A Preferred Stock will convert into shares of the Company’s common stock pursuant to the terms of the Series A Preferred Stock (approximately 10% of the Company’s outstanding common stock). The remaining approximately 90% of the Company’s outstanding common stock, on a post-reverse stock split basis, will be held by the former shareholders of RL, of which Michael Hill, the Company’s Chief Executive Officer, is a significant shareholder.

Industry Overview

The radio broadcast and internet streaming industry is changing rapidly. With this change, we believe there is growing opportunity across the industry for a provider of free quality programming, with a unique, proven advertising monetization model and sales network. While many content providers and technologies are focused on building audience, we believe that the opportunity to provide greater variety and more diverse programming to listeners, while being supported by uniquely generated advertising revenue will prove successful. We believe the advertising revenues generated using our video in-stream technology are unique and no other technology provider currently has a comparable product. We have filed a patent with the United States Patent and Trademark Office. The patent application was filed on July 26, 2012, under application number 13559503. We believe that our unique technology, coupled with a diverse programming portfolio, sales networks with a vast   market coverage, and powerful targeting capabilities make our products and services unique and highly scalable. We believe we are among the leaders in identifying and utilizing industry-leading technologies. Our initial distribution platform, RadioLoyalty™, promotes efficiency for radio stations and streamlines daily operations resulting in a cost reduction for our customers. Our business is driven in part by our heightened focus on customer service, which has allowed us to develop and maintain long-standing relationships with radio stations, advertisers, programming partners and independent content providers. Our commitment to serving our customers and providing a high level of accountability is the core of our business model, and will continue to be so as we look for opportunities to expand our programming offerings and the services we provide.

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

We provide advertisers with a cost effective solution to reach their target audience at scale, from one source. Included in our audience is a consolidation of internet and mobile users accessing our   small and medium sized broadcast   providers’   content,   who can take advantage of the advertising buys of our aggregate and targeted audience that spans the globe.

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

Broadcasters/Radio Stations/Rep Groups/ Content Owners

We offer broadcasters and content providers a streaming media player and broadcasting platform at no cost. We generate revenue primarily from advertising. Stations can preserve their cash as well as use it to fuel growth because we offer our programming and services on a barter basis. Stations provide us with commercial airtime in return for our bandwidth/services on a 1:4   display advertising impressions ratio. For example, we receive the first, fifth, ninth, etc. advertising impression as our barter fee and recognize 100% of the revenue from those ad impressions, with content providers being able to monetize the remaining impressions at their discretion. In most cases, we end up buying the remaining inventory from content providers. In almost every scenario, we are able to monetize the advertising inventory of our content providers at much higher ad rates then they are able to due to aggregation and our patent-pending in-stream video technology.   This advertising solution is what enables us to offer a compelling solution to content owners and sets us apart from our competitors.

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

Listener/User

We offer our service to listeners at no cost through our Universal Player TM in online environments, and through our RadioLoyalty TM app in popular mobile and IP environments. We generate revenue primarily from advertising. Listeners earn RadioLoyalty points for listening and other designated user interactions. RadioLoyalty TM points can be redeemed in our store for merchandise but maintain a zero cash value at all times.

Listeners can also earn points by sharing their listening across social media using our share and refer a friend features. Our website and mobile apps are integrated with Facebook Connect allowing our listeners easy signup, login, and sharing functions with their Facebook friends.

Advertising /Advertising Agency/Advertising Network

We generate revenue primarily from advertising.   We offer advertisers (and the advertising agencies that represent them) and sales networks with international market coverage and broad demographic targeting given our broad range of programming and services. With over 1,100 active radio stations as our clients, we help ensure advertisers that their message will be heard and seen worldwide by listeners they are seeking.

We believe our advertising network offers advertisers a powerful lead generation solution that effectively targets a global audience. Our network exclusively represents the media inventory of our owned properties including RadioLoyalty™ and WatchThis™ as well as other vertical based websites.   We offer a comprehensive suite mixed of display, audio and video advertising products across our traditional computer, mobile and connected device platforms. Our advertising products allow both international, national, regional and local advertisers to target and connect with our audience - based on attributes including geographic, demographic and content preferences, and we provide analytics for our advertisers detailing campaign metrics and performance.

•
Display Advertising. Our display products offer advertisers opportunities to gain exposure to our listeners through our desktop, internet and mobile service interfaces, which are divided between our UniversalPlayer TM containing our player and “now playing” information, and the information space surrounding our UniversalPlayer TM . Our display ads include IAB industry standard banner ads of various sizes and placements depending on platform and listener interaction.

•
Audio Advertising.   Our audio advertising products allow custom audio messages to be delivered between songs during short ad interludes. Audio ads are available across all of our delivery platforms. On supported platforms, the audio ads can be accompanied by display ads to further enhance advertisers’ messages.

•
Video Advertising . Our video advertising products allow   delivery of rich branded messages to further engage listeners through in-banner click-initiated videos, video pre-roll before listeners are connected to content, and a unique and proprietary   video in-stream advertisement during commercial breaks.   We currently utilize video advertising through our desktop interfaces, and anticipate   expanding video advertising across our mobile service interfaces in 2013.

We offer multiple pricing models designed around maximizing our customers' return on investment (RIO). Our display, audio, and video for internet, IP connected devices and mobile advertising placements are offered on several pricing models including: cost-per-thousand-impression (CPM), whereby our customers pay based on the number of times the target audience is exposed to the advertisement; cost-per-view (CPV), whereby our customers pay based on the number of times a unique video asset is viewed by the consumer; cost-per-lead (CPL), whereby our customers pay when a consumer completes the pre-defined registration fields and submits the completed forms; cost-per-click (CPC), whereby payment is triggered only when an interested individual clicks on our customer's advertisement; and cost-per-action (CPA), whereby payment is triggered only when a specific, pre-defined action is performed by an online consumer.

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

UniversalPlayer™

The UniversalPlayer™ Platform has standardized digital ad buying for more than one thousand internet radio stations. Its patent-pending technology for in-stream video ad insertion is unique and we believe it is changing the way the traditional internet radio model executes. As we continue to expand the use of our UniversalPlayer™ to a larger broadcaster base, we anticipate seeing significant increases in advertising rates and revenue with this addition.

WatchThis™

WatchThis™ consists of a web or television-based player that manages streaming audio and video content, social media engagement, display and video ad serving within the player and is also capable of tagging merchandise within the content and providing the viewer with the opportunity to select and purchase the merchandise. The technology operates in a live or on demand environment.  This technology is designed to revolutionize the entertainment industry through a convergence of original network content and interactive product placement based on keyword triggers or digital frame tagging. Once a commercial launch of this technology is complete we anticipate WatchThis TM   becoming an additional revenue stream for the Company. However, the WatchThis TM technology is currently in the development phase. The infrastructure design is in the planning phase. We currently have a working media player that is an executable file in a local environment. This environment is not the same environment that the commercial rollout will utilize. That environment will be an Internet or television environment. We anticipate that the commercial release of WatchThis TM will occur in the 4 th quarter of our fiscal year ending August 31, 2013. However, this will require a significant capital investment for the technical infrastructure to support of the anticipated commercial launch. Management can not be certain that the Company will be able to raise enough capital to complete the launch within this timeframe.

There has been a continuing trend of users consuming content over the internet and mobile devices. As devices and data costs continue to remain competitive we anticipate a large portion of our existing RadioLoyalty TM customer base will begin to engage with our WatchThis TM content.

Traditional advertising mediums are continuing to experience declining advertising rates. We believe our unique advertising formats will be widely accepted by both the user and the brands. Our advertising methods deliver a highly targeted end user with a strong purchase intent. This is very attractive to the advertiser. As a result, as our advertising formats become accepted and utilized broadly, we anticipate premium advertising rates.

Admaximizer™

We believe AdMaximizer TM provides cutting edge technology which can be utilized by brand owners to generate consumer leads and direct to consumer ecommerce transactions for their businesses.   Our platform is designed to provide the brand owner with broad consumer access, better response rates on advertisements, higher quality leads and the ability to measure the success of each advertising campaign.   Most importantly, this is a unique user experience with a nonintrusive advertising supported content delivery model.

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

Intellectual Property

We currently have two patent-pending applications with the United States Patent and Trademark Office (“USPTO”). The patent-pending for our RadioLoyalty TM live broadcast video in-stream ad insertion technology which was filed in August of 2012. The patent-pending for our WatchThis TM keyword triggered in-content merchandising was filed in 2008.

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

Distribution

The RadioLoyalty TM platform primarily generates listeners from its content provider’s websites. It also generates listeners through its station guide on radioloyalty.com as well as syndication of its station guide to third party websites. Through a “listen live” or similar button on content provider’s websites and guides, listeners launch the UniversalPlayer TM . In addition to streaming to traditional online computers, we have developed and deployed popular mobile apps for Android phones, Blackberry Playbooks, and IOS devices including iphones and ipads. We plan to make the RadioLoyalty TM service available on additional devices through partnerships with electronic manufacturers and OEM providers

Revenue Model

We derive most of our revenues from the sale of advertising. Advertisers buy inventory and lead generation services from us on a CPM, CPL, CPV, CPC and CPA basis. We deploy pre-roll video advertisements to listeners prior to reaching their desired content, and then deploy in-stream video advertisements during our content provider’s scheduled commercial breaks using our patent-pending technology. We further monetize content with display advertising consisting of IAB compliant 300x250 and 728x90 (among other) ad units within the UniversalPlayer TM , monetization outside of the player and through our member’s area. Additional revenue is generated from lead generation services which connect advertisers with their target audience.

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

Our listener marketing team is in charge of portraying our brand messaging through our players and improving the experience to drive listener hours. Through refer a friend and the share features in the UniversalPlayer TM , viral listeners are generated for us and our content providers providing a powerful tool for growth.

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

Competition for Content Providers :

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

We believe that the quality, diversity and breadth of our programming and services, coupled with our advertising sales forces and unique monetization model supported by patent-pending technology, enable us to compete effectively with other forms of media and content delivery networks.   While we believe our platform offers unique advantages over other streaming platforms, content providers may choose not to stream using our platform in favor of other platforms.

Other Media Forms. Other providers of content delivery provide content through internet streaming and IP television, provide on demand services such as Hulu, Vevo, or YouTube,. We compete for the time and attention of listeners with all other media forms. These content services pose a competitive threat.

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

The data centers host the streamtrack.com website, external streaming and hosting, and intranet applications that are used to manage the website ad-serving and content delivery. The websites are designed to be fault-tolerant, with a collection of identical web servers connecting to an enterprise database. The design also includes load balancers, firewalls and routers that connect the components and provide connections to the internet. The failure of any individual component is not expected to materially affect the overall availability of our website, however we cannot guarantee that our websites will always be error free or operational24/7.

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

Series A Preferred Stock

Effective May 16, 2012, the Company issued 100 shares of Series A Preferred Stock to Lux GmbH, the former majority shareholder of the Company pursuant to a stock purchase agreement dated May 16, 2012. Each share of Series A Preferred Stock has voting rights equal to the voting equivalent of the common stock into which it is convertible at the time of the vote. All outstanding shares of Series A Preferred Stock will automatically convert into common stock on the first business day after the closing date of the acquisition by the Company of 100% of the total issued and outstanding capital stock of RadioLoyalty, Inc., a California corporation. The holders of the Series A Preferred Stock are not entitled to dividends. The Series A Preferred Stock has no preferential rights to the Company’s common stock and will share in any liquidation proceeds with the common stock on an as converted basis.

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

Opportunities, Challenges and Risks

Advertising revenue constitutes the majority of our total revenue, representing 93% of total revenue for the year ended August 31, 2012. For the year ended August 31, 2012 our advertising revenue was almost entirely derived from advertising delivered on desktop, tablet and popular mobile devices. We deliver content on mobile devices through our RadioLoyaltyTM app but we do not currently generate significant mobile advertising revenues. Management believes that mobile advertising represents an opportunity for the Company in the next coming years and on an ongoing basis. We streamed content to our listeners for over 15 million hours during the fiscal year ended August 31, 2012. A total of 97.9% of these listener hours were generated by listeners through our web-based Universal PlayerTM, with the remainder of listener hours delivered on tablet computers, smartphones and other mobile devices. Management expects the mobile advertising market will grow at substantial rates in the coming years. However, many challenges exist in this market. We believe these challenges will be solved primarily with new technologies. We believe our current technologies and other technology under development will solve some of these challenges. By solving these challenges we will be able to monetize the mobile listenership we are growing today. From January 1, 2012 to June 30, 2012 we had 417,789 listening hours streamed through mobile devices. From July 1, 2012 to December 31, 2012 we had 702,446 hours streamed through mobile devices. This represents a 68% increase for the six-month period ended December 31, 2012. Due to the inability of Apple’s IOS devices to run flash, and the different technical frameworks that run mobile devices versus online desktop devices, serving ads inside of mobile devices involves other complexities from a technical perspective as compared to serving ads inside of our desktop UniversalPlayer TM . We are currently unable to utilize our video in-stream technology inside of our current Apps. However, depending upon the availability of capital, we will invest in the development of our video in-stream technology in the mobile format.

Key Metrics:

We track listener hours because it is the best key indicator of the growth of our RadioLoyalty TM business. Revenues from advertising through our RadioLoyalty TM Platform represented substantially all of revenues for the year ended August 31, 2012. We also track the number of registered users on our RadioLoyalty TM web-based product as well as the RadioLoyalty TM app as indicators of the size and quality of our audience, which are particularly important to potential advertisers. We plan to expand our internet product portfolio in the second quarter of the year ending August 31, 2013. Once these products are launched we will determine key indicators of growth for those products.

We calculate actual listener hours using our internal analytics systems. Some of our competitors do not always calculate their listener hours in the same way we do. As a result, their stated listener hours may not represent a truly comparable figure.

Player launches are defined as the number of individual times the UniversalPlayer™ was launched. The UniversalPlayer TM is launched by users who want to access internet radio content. The majority of users click from a “Listen Live” button on our broadcast partner’s websites, or through our station guide at http://radioloyalty.com/station-guide/index.php. We also work with Internet radio guides such as TuneIn.com. Users can click on stations that broadcast with us to listen to content, which launches the UniversalPlayer TM . Registered users have signed up to earn loyalty points, whereas all users have not signed up to earn loyalty points. For users to launch the UniversalPlayer TM , they do not have to be a registered user. The UniversalPlayer TM needs to be launched with each successive use by users, and not only the first time users listen to content.

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

Listener hours are calculated as follows. When the UniversalPlayer TM is launched a session is created - this is considered the listener's start time. At one minute following the launch of the UniversalPlayer TM , we record that as 1 minute of listening time. If a session lasts between 1 and 59 seconds, we record that as 30 seconds of listening time. At ten-minute intervals following the session being created, we count each 10 minute period as listening time. So for example, if a user launched the UniversalPlayer TM at 11:00am, we will recognize 1 minute of listening time at 11:01, then 10 minutes of listening time at 11:10, 20 minutes at 11:20, etc.

The last event we see for the user is considered the end of their session. Events are user interactions such as a 10 minute interval, clicking song like/dislike, sharing what they are listening to, checking the news through our news app in the player, etc. We then take that time minus the time the session started to determine how long the session is. So for example, if a user launched the UniversalPlayer TM at 11am, and liked a song at 11:07am, but exited the player at 11:09am, we would recognize that as 7 minutes of listening.

The tables below set forth our listener hours for the year ended August 31, 2012, our player launches, and our registered users as of August 31, 2012.

Listener hours (in millions)	15.3
Player launches (in millions)	10.7
Registered users (in thousands)	86.5

Results of Operations for the Year Ended August 31, 2012 as Compared to the Year Ended August 31, 2011

The following tables present our results of operations for the periods indicated and as a percentage of total revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	For the Years Ended August 31,
	2012	2011
Revenue	(Restated)
Advertising	$93%	$-%
Services	7	-
Total revenue	100	-
Costs of revenues
Media network	35	-
Depreciation	13
Colocation hosting services	15	-
Broadcaster fees	9	-
Other costs of sales	20	-
Total costs of revenues	92	-
Gross profit	8	-
Operating expenses
Consulting fees	21	-
Professional fees	10	-
Product development	8
Marketing and sales	8
Rents	8	-
Officer compensation	7	-
Bad debts	7	-
Other expenses	16	-
Total operating expenses	85	-
Loss from continuing operations	(77)	-
Other expenses
Interest expense	(11)	-
Change in fair value of derivative	(3)	-
Total other expenses	(14)	-
Loss from discontinued operations	-	(0)
Loss before provision for income taxes	(91)	(0)
Provision for income taxes	-	(0)
Net loss	(91)	(0)

Comparison of the Years Ended August 31, 2012 and 2011

Revenue	For the Years Ended August 31,
	2012	2011
Revenue
Advertising
Video	$1,167,088	-
Display	229,928	-
Lead generation	143,312	-
Other	82,857	-
Total	1,623,185	-
Services	119,133	-
Total revenue	$1,742,318	$-

Revenues for the year ended August 31, 2012 totaled $1,742,318. We did not operate our current business model during the year ended August 31, 2011. We generated substantial revenues from video, audio and display advertising placements utilizing our RadioLoyalty TM Platform and the listenership from over 1,100 of our radio broadcasters. We also currently generate revenues from our services related to integration of our technology with our customer’s advertising systems and related infrastructure, call center operations, list creation services and advertising. Upon the acquisition of Rightmail, we also began generating lead generation revenues. We anticipate generating additional advertising revenues from our expanding internet portfolio that is currently being integrated and should begin launching on or around the middle of the year ending August 31, 2013.

Costs of Revenue	For the Years Ended August 31,
	2012	2011
Costs of revenues
Media network	$615,435	-
Depreciation	227,430	-
Colocation hosting services	258,971	-
Broadcaster fees	151,758	-
Other	348,144	-
Total costs of revenue	$1,601,738	$-

Costs of revenues for the year ended August 31, 2012 totaled $1,601,738. We did not operate our current business model during the year ended August 31, 2011. We incurred substantial media network costs associated with the distribution of our content across a variety of advertising networks. Our costs of distributing our content will proportionally decrease dramatically as we reach scale. Amortization of the software that powers the Platform accounted for the majority of the depreciation recorded during 2012. In order to operate the RadioLoyalty TM online broadcasting platform,   RadioLoyalty TM mobile and tablet apps and our ad-serving technologies, we require substantial computing power, hosting and streaming hosting. We operate a substantial technology center at our offices in Santa Barbara, California but also utilize a contracted facility in Los Angeles, California, to support our operations and ensure our systems and content delivery maintain our service level agreements. We refer to these costs as colocation services. Our advertising sales arrangements with over 1,100 RadioLoyalty TM broadcasters facilitate US paying the broadcasters a monthly revenue sharing fee in exchange for advertising inventory around their content and listenership. We refer to these costs as broadcaster commissions in the event that we purchase the ad inventory. Other costs of sales include depreciation associated with the computer servers at our two colocation facilities, streaming costs, adserving costs, call center operation costs, and various application technologies that support our primary product offerings.

Operating Expenses	For the Years Ended August 31,
	2012	2011
Operating expenses
Consulting fees	$367,147	-
Professional fees	166,287	-
Product development	147,541	-
Marketing and sales	145,334
Rents	139,120
Officer compensation	130,187
Bad debt	117,408
Other	261,917	-
Total operating expenses	$1,474,941	$-

Operating expenses for the year ended August 31, 2012 totaled $1,474,941. We did not operate our current business model during the year ended August 31, 2011. We incurred substantial consulting fees during the year ended August 31, 2012 associated with business development efforts and financial advisory services. We have a broad-based business strategy to acquire more broadcasters directly, enter into joint ventures, revenue sharing arrangements or similar contracts with internet radio station guides (aggregators), and consider mergers and acquisition targets on an ongoing basis. We previously used outside consultants to execute these elements of our business strategy. Recently, we added personnel in order to focus on these efforts internally. We incurred substantial professional fees in order to complete the transaction between StreamTrack , Inc. and RadioLoyalty, Inc. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio and the WatchThis TM technology. We expect these costs to increase in the current fiscal year. Marketing and sales costs included compensation for our sales staff and various internet marketing-related costs. Rents were primarily related to four leases we are obligated under for our Santa Barbara, California office. Officer compensation related to a variety of payments to the two primary executives that operate our business and $10,000 in stock compensation associated with the initial shares of RL that were issued upon the incorporation of RL. Bad debts were substantial primarily because of a $72,000 reserve for potentially uncollectible accounts we recorded in order to reserve against substantial balances that were over 90 days delinquent as of August 31, 2012. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

Other Expenses	For the Years Ended August 31,
	2012	2011
	(Restated)
Other expenses
Interest expense	$199,815	$-
Change in fair value of derivative	50,761	-
Total interest expenses	$250,576	$-

Other expenses for the year ended August 31, 2012 totaled $250,576. We did not operate our current business model during the year ended August 31, 2011. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit. We also recorded the accretion of various debt discounts associated with our convertible promissory notes and the Lenco contingent royalty. Debt discounts recorded during the year ended August 31, 2012 represented the beneficial conversion feature, warrants to purchase stock, and derivative liability associated with the convertible promissory notes. The original value of the derivative liability was recorded as a debt discount. As a result of the derivative classification, the debt discount had to be re-measured as of the reporting date. The re-measurement resulted in an increase to the derivative liability of $50,761. If the convertible promissory notes issued to the Creditor remain outstanding at any time subsequent to the six-month anniversary of the date the convertible promissory notes were issued, a derivative liability exists and will have to be measured as of each reporting date.

Provision for Income Taxes

We did not generate profits for the year ended August 31, 2012. As a result, no provision for income taxes was recorded. For the year ended August 31, 2011, we recorded a $53,585 charge to adjust the balance of our deferred tax assets.

Net Loss Attributable to Common Shareholders	For the Years Ended August 31,
	2012	2011
Net loss attributable to common shareholders
Net loss	$(1,584,937)	$(205,620)
Deemed dividends	(200,647)	-
Net loss attributable to common shareholders	$(1,785,584)	$(205,620)

We generated a net loss of $ 1,584,937 for the year ended August 31, 2012 for the reasons set forth above. We did not operate our current business model during the year ended August 31, 2011. We also recorded a deemed dividend of $83,020 to account for the distribution of assets to the former Chief Executive Officer of RL. A deemed dividend of $117,627 was also recorded to account for the excess value over historical costs of various financial instruments issued to the entity that originally owned the WatchThis TM technology. We do not expect dividends in any form will be issued or recorded during the year ending August 31, 2013.

Liquidity and Capital Resources

As of August 31, 2012 we had cash totaling $227,435, which consisted of cash funds held at major financial institutions. We had net a working capital deficit of $975,490 as of August 31, 2012, compared to a net working capital of $458,212 as of August 31, 2011. Our principal uses of cash during the fiscal year ending August 31, 2012 were funding our operations as described below.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the year ended August 31, 2012, the Company recorded a net loss of $1,584,937 and had negative working capital as of August 31, 2012 of $975,490. The net loss and negative working capital indicates that the Company may have difficulty continuing as a going concern.

Management is confident but cannot guarantee that additional capital can be raised in order to repay debts and continue operations. During the fiscal year ending August 31, 2013, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others of $180,636, $175,500, $128,535, respectively. Normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management’s business plan. Additionally, the Company is currently in default on its capital lease. If the Company defaults on this capital lease, the lessor may decide to take back its equipment. If that occurred then the Company would likely need to lease third party servers in order to continue operating its business. Since inception and through August 31, 2012, the Company has successfully raised a significant amount of capital. Additionally, the Company anticipates launching several new product offerings launching in the second quarter of its fiscal year ending August 31, 2013. The Company expects those products to be profitable but notes that it will require significant capital for product development and ultimately commercially deployment. However, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to reach break-even and become profitable. If the Company is unable to become profitable, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our Indebtedness

As of August 31, 2012, we had issued a total of $650,500 in convertible promissory notes that remained outstanding . We also entered into an additional $250,000 convertible promissory note in September 2012 and have executed a term sheet for an additional $100,000 as of December 12, 2012. We also owe significant balances under a factoring agreement, a lease agreement for computer servers, and significant balances are owed to the two primary executives that operate our business.

As of August 31, 2012, the conversion price of a total of $175,500 of the Company’s convertible notes is based upon a 39% discount to the then-prevailing price of the Company’s common stock. An additional $100,000 financing was completed in December 2012 with similar terms. As a result, the lower the stock price at the time the investor converts the notes, the more common shares the investor will receive.

To the extent the investor converts the notes and then sells its common stock, the common stock may decrease due to the additional shares in the market. This could allow the investor to receive greater amounts of common stock upon conversion. The sale of each share of common stock further depresses the stock price.

Due to the floating conversion price of the notes, the Company does not know the exact number of shares that the investor would be issued upon conversion. As of August 31, 2012, if the investor elected to convert the notes to common shares, the investor would have been issued approximately 109,687,500 shares of the Company’s common stock. If the investor had made an election to convert the notes as of August 31, 2012, this issuance would have represented approximately 43% of the issued and outstanding common stock as of August 31, 2012.

The shares issuable upon conversion of the notes may result in substantial dilution to the interests of the Company’s other shareholders. In this regard, even though the investor may not hold shares amounting to more than 9 .99% of the outstanding shares at one time, this restriction does not prevent the investor from selling some of its holdings and then receiving additional shares. In this way, the investor could sell more than 9 .99% limit while never holding more than the limit.

The table below details the number of shares issuable to the investor, without regard to the 9 .99% limitation, in the event the share price decreases 25%, 50% or 75% from the stock price as of August 31, 2012.

Stock Price	Shares Issuable Upon Conversion
$0.0026	109,687,500
$0.0020	143,852,459
$0.0013	221,311,475
$0.0006	479,508,197

Factoring

The Company utilizes an independent third party to factor its accounts receivables (the “Factor”). The Factor provides advances to the Company on balances owed from its customers. The Factor only provides cash advances on accounts receivable balances it has approved and will not provide cash advances in excess of 70% of the balance of all approved accounts receivable balances. The Factor accepts payments from the Company’s customers that are associated with the approved accounts receivable balances. An interest charge equal to approximately 3% of the rolling balance owed to the Factor is charged to the Company, on an annualized basis. This financing arrangement is recourse. The balance owed to the Factor is secured by all of the Company’s assets. The balance outstanding as of August 31, 2012 was $68,091.

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

Cash flow used by operating activities of continuing operations totaled $259,970 for the year ended August 31, 2012, compared to $0 used for the year ended August 31, 2011. We did not operate our current business model during the year ended August 31, 2011.Operating cash flow was negative during the year ended August 31, 2012 as we began operations and continued the expansion of our advertising within the RadioLoyalty™ and WatchThis™ Platforms.

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

VSOE. The Company determines VSOE based on its historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. The Company has not historically priced its advertising products within a narrow range. As a result, the Company has not been able to establish VSOE for any of its advertising products.

TPE. When VSOE cannot be established for deliverables in multiple element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of services cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor services’ selling prices are on a stand-alone basis. As a result, the Company has not been able to establish selling price based on TPE.

BESP. When it is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service were sold on a stand-alone basis. BESP is generally used to allocate the selling price to deliverables in the Company’s multiple element arrangements. The Company determines BESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices. The Company limits the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables. The Company regularly reviews BESP. Changes in assumptions or judgments or changes to the elements in the arrangement may cause an increase or decrease in the amount of revenue that the Company reports in a particular period.

The Company recognizes the relative fair value of the media placements or ad services as they are delivered assuming all other revenue recognition criteria are met.

Cost of Revenue

Cost of revenue consists of the revenue-sharing amounts paid to broadcasters who provide us with their content and listenership, infrastructure costs related to content streaming, costs related to creating and serving advertisements through our proprietary ad serving technology as well as third party ad serving technology providers and a commission payable to the original owner of the RadioLoyalty TM technology. The Company makes payments to third-party ad servers for the period the advertising impressions or click-through actions are delivered or occur, and accordingly, the Company records this as a cost of revenue in the related period.

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

STREAMTRACK, INC.

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors
StreamTrack, Inc.
Santa Barbara, California

We have audited the accompanying balance sheets of StreamTrack, Inc. as of August 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.   These financial statements are the responsibility of the Company’s management.   Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of StreamTrack, Inc. as of August 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the financial statements, management determined that an acquisition should have been recorded as a business acquisition rather than an asset acquisition, and that this error resulted in understatements of previously reported liabilities and expenses as of August 31, 2012.  Accordingly, the August 31, 2012 financial statements have been restated to correct the error.

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

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC
Bingham Farms, Michigan

December 12, 2012, except for the effects of the correction of the accounting error disclosed in Note 5, as to which the date is May 31, 2013

StreamTrack, Inc.
Consolidated Balance Sheets

	As of August 31, 2012	As of August 31, 2011
Assets	(Restated)
Current assets:
Cash	$227,435	$-
Accounts receivable, net of allowances of $72,000 and $0 at August 31, 2012 and 2011, respectively	518,785	-
Prepaid expenses	10,981	585,852
Total current assets	757,201	585,852
Property and equipment, net	732, 740	-
Other assets
Note receivable	150,000	-
Customer list, net	150,166	-
Other assets	34,323	-
Assets of discontinued operations	-	-
Total other assets	334,489	-
Total assets	$1,824,430	$585,852

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$1,123,041	$-
Factor line of credit	68,091	-
Derivative liability embedded within convertible note payable	86,115	-
Capital lease payable	118,443	-
Related party payable	136,978	-
Contingent royalty payable	35,822
Convertible notes payable, net of debt discount of $11,299 and $0 as of August 31, 2012 and 2011	164,201	28,500
Liabilities of discontinued operations	-	99,140
Total current liabilities	1,732,691	127,640
Long term liabilities
Deferred revenues	157,805	-
Contingent royalty payable, net of current portion	730,177
Convertible promissory notes, net of debt discount of $6,370 and $0 as of August 31, 2012 and 2011	43,630	-
Related party convertible promissory notes, net of debt discount of $59,983 and $0 as of August 31, 2012 and 2011	365,017	-
Total long term liabilities	1,296,629	-
Total liabilities	3,029,320	127,640
Commitments and contingencies (note 5)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 100 and 2,500,000 shares issued and outstanding as of August 31, 2012 and 2011	1	2,500
Common stock, $0.001 par value: 1,000,000,000 shares authorized; 220,098,411 and 61,268,701 shares issued and outstanding as of August 31, 2012 and 2011	220,098	61,268
Additional paid-in capital	1,126,887	704,008
Deferred stock based compensation	(766,292)
Treasury stock	-	400
Accumulated deficit	(1,785,584)	(309,964)
Total stockholders’ (deficit) equity	(1,204,890)	458,212
Total liabilities and stockholders’ (deficit) equity	$1,824,430	$585,852

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.
Consolidated Statements of Operations

	For the Years Ended August 31,
	2012	2011
	(Restated)
Revenue
Advertising	$1,623,185	$-
Services	119,133	-
Total revenue	1,742,318	-
Costs of revenues
Media network	615,435	-
Depreciation	227,430	-
Colocation hosting services	258,971	-
Broadcaster fees	151,758	-
Other costs of sales	348,144	-
Total costs of revenues	1,601,738	-
Gross profit	140,580	-
Operating expenses
Consulting fees (includes stock compensation of $94,516 and $0 in 2012 and 2011)	367,147	-
Professional fees	166,287	-
Product development (includes stock compensation of $23,555 and $0 in 2012 and 2011)	147,541
Marketing and sales (includes stock compensation of $14,287 and $0 in 2012 and 2011)	145,334
Rents	139,120	-
Officer compensation (includes stock compensation of $10,000 and $0 in 2012 and 2011)	130,187	-
Bad debts	117,408	-
Other expenses	261,917	-
Total operating expenses	1,474,941	-
Loss from continuing operations	(1,334,361)	-
Other expenses
Interest expense (including accretion of debt discount of $33,274 and $0 for 2012 and 2011)	(199,815)	-
Change in fair value of derivative	(50,761)	-
Total other expenses	(250,576)	-
Loss from discontinued operations	-	(152,035)
Loss before provision for income taxes	(1,584,937)	(152,035)
Provision for income taxes	-	(53,585)
Net loss	(1,584,937)	(205,620)
Deemed dividend	(200,647)	-
Net loss attributable to common stockholders	$(1,785,584)	$(205,620)

Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(0.00)

Weighted-average number of shares used in computing per share amounts	131,557,855	51,567,308

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.
Consolidated Statements of Stockholders’ (Deficit) Equity
(Restated)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Deferred Stock Based	Retained Earnings (Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Deficit)	(Deficit)

Balance, August 31, 2009	2,500,000	$2,500	47,990,000	$47,990	$644,352	$0	$0	$4,889	$699,731

Issuance of common stock for compensation	-	-	2,683,400	2,683	29,151	-	-	-	31,834

Shares returned to treasury	-	-	(400,000)	(400)	-	400	-	-	-

Net loss	-	-	-	-	-	-	-	(109,233)	(109,233)

Balance, August 31, 2010	2,500,000	2,500	50,273,400	50,273	673,503	400	-	(104,344)	622,332

Issuance of common stock for conversion of debt	-	-	10,995,301	10,995	30,505	-	-	-	41,500

Net loss	-	-	-	-	-	-	-	(205,620)	(205,620)

Balance, August 31, 2011	2,500,000	2,500	61,268,701	61,268	704,008	400	-	(309,964)	458,212

Issuance of common stock for conversion of debt	-	-	96,579,710	96,580	37,560	-	-	-	134,140

Issuance of common stock for conversion of preferred stock	(2,500,000)	(2,500)	25,000,000	25,000	(22,500)	-	-	-	-

Issuance of anti-dilution shares	-	-	34,200,000	34,200	(34,200)	-	-	-	-

Issuance of common stock for compensation	-	-	3,050,000	3,050	19,250	-	-	-	22,300

Issuance of RL common stock for compensation	-	-	-	-	908,650	-	(908,650)	-	-

Amortization of stock based compensation	-	-	-	-	-	-	142,358	-	142,358

Shares returned from treasury	-	-	-	-	400	(400)	-	-	-

Issuance of common stock and stock warrant for asset purchase agreement	-	-	-	-	-	-	-	(117,627)	(117,627)

Contribution of assets by shareholder	-	-	-	-	83,020	-	-	(83,020)	-

Share exchange	100	1	-	-	921,040	-	-	(1,399,416)	(478,375)

Recapitalization	-	-	-	-	(1,490,341)	-	-	1,709,380	219,039

Net loss	-	-	-	-	-	-	-	(1,584,937)	(1,584,937)

Balance, August 31, 2012	100	$1	220,098,411	$220,098	$1,126,887	$0	$(766,292)	$(1,785,584)	$(1,204,890)

The accompanying notes are an integral part of the financial statements.

StreamTrack, Inc.
Consolidated Statements of Cash Flows

	2012	2011
	(Restated)
Cash flows from operating activities of continuing operations
Net loss	$(1,584,937)	$-
Discontinued operations	-	(205,620)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Stock-based compensation	142,358	-
Bad debt expense	117,408	-
Depreciation and amortization	248,359	-
Remeasurement of derivative liability	50,761	-
Accretion	139,811	-
Changes in assets and liabilities:
Accounts receivable	(135,717)	-
Prepaid expenses	116,223	-
Note receivable	(150,000)
Other assets	(19,110)
Accounts payable and accrued expenses	657,069	-
Deferred revenue	157,805	-
Net cash used in operating activities of continuing operations	(259,970)	-
Cash flows from investing activities of continuing operations
Purchases of property and equipment	(8,450)	-
Cash flows from financing activities of continuing operations
Proceeds from issuance of convertible promissory notes	582,900	-
Payments on capital lease	(28,606)
Net advances from related parties	46,042
Net advances from Factor	68,091	-
Net cash provided by financing activities of continuing operations	668,427	-
Cash flows from discontinued operations
Cash flows from operations activities of discontinued operations	(246,272)	311,064
Cash flows from investing activities of discontinued operations	(68,325)	(136,941)
Cash flows from financing activities of discontinued operations	142,025	31,497
Net cash used in discontinued operations	(172,572)	205,620
Net increase in cash and cash equivalents	227,435	-
Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalents at end of year	$227,435	$-

Supplemental disclosures of noncash financing activities
Deemed dividends	$200,647	$-
Issuance of common stock for conversion of debts and accrued interest	$134,140	$41,500
Issuance of common stock for acquisition of customer list	$159,000	$-
Contribution of assets by Chief Executive Officer	$128,120	$-
Supplemental disclosures of cash flow information
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$5,670	$-

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.
Notes to Consolidated Financial Statements
(Restated)

1.	Description of Business and Basis of Presentation

StreamTrack, Inc. (the “Company”) is a digital media and technology services company. The Company provides audio and video streaming and advertising services through its RadioLoyaltyTM Platform (the “Platform”) to over 1,100 internet and terrestrial radio stations and other broadcast content providers. The Platform consists of a web-based and mobile player that manages streaming audio and video content, social media engagement, display and video ad serving within the web player and is also capable of replacing audio ads with video ads within the web player in a live or on-demand environment. The Company offers the Platform directly to its broadcasters and integrates or white labels its technologies with web-based internet radio guides and other web-based content providers. The Company is also continuing development of WatchThis™, a patent-pending technology to provide web, mobile and IP television streaming services that are e-commerce enabled within streamed content.

The Company was incorporated as a Wyoming corporation on May 6, 2008.

Reverse Acquisition and One-Time Dividend

On May 16, 2012, the Company’s former majority shareholders executed a stock purchase agreement (the “SPA”) with Michael Hill. The SPA provided for the issuance of 100 shares of Series A Preferred Stock (the “Preferred Shares”) to the former majority shareholders of the Company. The Preferred Shares are convertible into 10% of the Company’s common stock at any time subsequent to the execution date of the SPA. The SPA also caused the transfer of the majority shareholders’ common stock in the Company to Michael Hill in exchange for all of the Company’s assets and the majority of its liabilities as of that date. The SPA also provided for a contribution of assets by Michael Hill, namely the Watch T his TM software. Mr. Hill also became obligated to cause the Company to acquire RadioLoyalty, Inc., a California corporation (“RL”), by October 1, 2012. RL is a California corporation. Michael Hill was a founder and has been a controlling shareholder in RL since its inception, on November 30, 2011. As a result of the SPA, the former majority shareholders of the Company received a dividend in the form of the majority of the Company’s net assets and the newly issued Preferred Shares valued at $1,399,416. The net assets totaled $570,479. The Preferred Shares issued to the former majority shareholders were valued at $828,937 based on a discounted cashflow calculation of the Watch T his TM assets and RL business operations. The Company received the Watch T his TM software valued at $83,020. The Company’s securities attorney also received Preferred Shares in exchange for services to be provided in connection with the SPA and the proposed acquisition of RL. Those services were valued at $92,104.

On August 31, 2012, the Company executed an asset purchase agreement (the “APA”) to complete the acquisition of certain assets and liabilities of RL and has since entered into an amendment to the APA in order to (i) issue Michael Hill an additional 180,000,000 shares of the Company’s common stock as necessary in order to ensure Michael Hill retains control of the Company through the date of a reverse stock split previously authorized by the Company’s Board of Directors and (ii) to provide a methodology to determine the number of shares of the Company’s stock that would be issued to the shareholders of RL such that the Company’s valuation on the date of the issuance of shares was $14,500,000 (iii) to provide the Company with the right, which has not yet been exercised, to purchase all of the outstanding common stock of RL for $1. Upon the execution of the APA, a plan to complete a reverse stock split was authorized by the Company’s Board of Directors. Upon exercise of the Company’s right to purchase all of the outstanding common stock of RL, all of the outstanding shares of the Company’s Series A Preferred Stock will convert into shares of the Company’s common stock pursuant to the terms of the Series A Preferred Stock (approximately 10% of the Company’s outstanding common stock). The remaining approximately 90% of the Company’s outstanding common stock, on a post-reverse stock split basis, will be held by the former shareholders of RL, of which Michael Hill, the Company’s Chief Executive Officer, is a significant shareholder.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the year ended August 31, 2012, the Company recorded a net loss of $1,584,937 and had negative working capital of $975,490. The net loss and negative working capital indicate that the Company may have difficulty continuing as a going concern.

Management is confident but cannot guarantee that additional capital can be raised in order to repay debts and continue operations. During the fiscal year ending August 31, 2013, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others of $180,636, $175,500, $128,535, respectively. Normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management’s business plan. Additionally, the Company is currently in default on its capital lease. If the Company defaults on this capital lease, the lessor may decide to take back its equipment. If that occurred then the Company would likely need to lease third party servers in order to continue operating its business. Since inception and through August 31, 2012, the Company has successfully raised a significant amount of capital. Additionally, the Company anticipates launching several new product offerings launching in the second quarter of its fiscal year ending August 31, 2013. The Company expects those products to be profitable but notes that it will require significant capital for product development and ultimately commercially deployment. However, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to reach break-even and become profitable. If the Company is unable to become profitable, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Segments

The Company operates in one segment. The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources. When evaluating the Company’s financial performance, the CODM reviews separate revenue and expense information for the Company’s RadioLoyalty TM , WatchThis TM , StreamTrack Media, and other online product offerings, while all other financial information is reviewed on a consolidated basis. All of the Company’s principal operations are located in Santa Barbara, California, with the exception of its computing and hosting facilities   in Los Angeles, California.

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

VSOE. The Company determines VSOE based on its historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. The Company has not historically priced its advertising products within a narrow range. As a result, the Company has not been able to establish VSOE for any of its advertising products.

TPE. When VSOE cannot be established for deliverables in multiple element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of services cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor services’ selling prices are on a stand-alone basis. As a result, the Company has not been able to establish selling price based on TPE.

BESP. When it is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service were sold on a stand-alone basis. BESP is generally used to allocate the selling price to deliverables in the Company’s multiple element arrangements. The Company determines BESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices. The Company limits the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables. The Company regularly reviews BESP. Changes in assumptions or judgments or changes to the elements in the arrangement may cause an increase or decrease in the amount of revenue that the Company reports in a particular period.

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

Cost of Revenue

Cost of revenue consists of the revenue-sharing amounts paid to broadcasters who provide us with their content and listenership, infrastructure costs related to content streaming, costs related to creating and serving advertisements through our proprietary ad serving technology as well as third party ad serving technology providers and a royalty payable to the original owner of the RadioLoyalty TM technology. The Company makes payments to third-party ad servers for the period the advertising impressions or click-through actions are delivered or occur, and accordingly, the Company records this as a cost of revenue in the related period.

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

Product Development

The Company incurs product development expenses consisting of consulting fees, employee compensation, information technology and facilities-related expenses. The Company incurs product development expenses primarily for development and improvements to the Universal Player TM, the RadioLoyalty TM, WatchThis TM, online and mobile content integration and development of new advertising products or development and enhancement of other new technologies. The Company generally expenses product development costs as incurred.

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

3.	Composition of Certain Financial Statement Captions

 Accounts Receivable

Accounts receivable, net consisted of the following:

	As of August 31,
	2012	2011

Accounts receivable	$590,785	$-

Allowance for doubtful accounts	(72,000)	-

Accounts receivable, net	$518,785	$-

Allowance for Doubtful Accounts	Balance at Beginning of Fiscal Year	Charged to Operations	Write-offs, net of recoveries	Balance at End of Fiscal Year

For fiscal year ended August 31, 2012	$-	$117,408	$45,408	$72,000

For fiscal year ended August 31, 2011	-	-	-	-

Property and Equipment

Property and equipment consisted of the following:

	As of August 31,
	2012	2011
	(Restated)

Software	$771,666	$-
Servers, computers, and other related equipment	198,924	-
Leasehold improvements	1,675	-
	972,265	-
Less accumulated depreciation and amortization	(239,525)	-

Property and equipment, net	$732,740	$-

Depreciation expense totaled $ 239,525 and $0 for the years ended August 31, 2012 and 2011, respectively. There were no write-offs during the fiscal years ended August 31, 2012 and 2011, respectively.

Note receivable

Note receivable consisted of a $150,000 convertible promissory note bearing 7% annual compounded interest due from a digital content provider on or before August 28, 2016. The balance owed can be converted into either preferred stock or common stock of the digital content provider, at the Company’s election, subject to certain conditions and contingencies. The Company agreed to work with the digital content provider to make modifications to its Universal Player TM technology platform to better suit the digital content provider’s specific needs. The Company received a $25,000 deposit previously. The Company expects to receive the remaining fees, which are recorded as a note receivable, when the modifications are completed, the technology is fully integrated and operational, and the digital content provider is generating revenue within its advertising segment.

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

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of August 31,
	2012	2011

Accounts payable	$1,030,716	$-
Accrued consulting fees	41,500	-
Accrued broadcaster commissions	28,870
Accrued interest	17,673
Credit card	4,282	-

Accounts payable and accrued expenses	$1,123,041	$-

Deferred Revenues

Deferred revenues consisted of the following:

	As of August 31,
	2012	2011

Balance due RL upon completion of special project, secured by a convertible promissory note	$150,000	$-
Customer deposits	7,805	-
Deferred revenues	$157,805	$-

4.	Fair Value

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

5.	Acquisitions (Restated)

Acquisition of RadioL oyalty Platform from Lenco Mobile, Inc.

On December 1, 2011, Michael Hill and Aaron Gravitz (the “Executives”), together with a business entity they organized, RL, executed an asset purchase agreement with their former employer, Lenco Mobile, Inc. (“Lenco”), to acquire certain assets and assume certain liabilities from Lenco. The primary asset acquired from Lenco was the RadioLoyalty   TM Platform (the “Platform”). The Platform consists of a web-based and mobile player that manages streaming audio and video content, social media engagement, display and video ad serving within the web player and is also capable of replacing audio ads with video ads within the player in a live or on demand environment. Audio advertisements generate substantially less ad revenues than video advertisements. The consideration given to Lenco consisted only of a 3.5% royalty on revenues earned through the Platform for the period from November 1, 2011 through November 1, 2014 (the “Royalty”). The value of the classes of assets and liabilities assumed in the December 1, 2011 transaction were as follows as of the acquisition date.

Accounts receivable	$500,476
Prepaid expenses	35,100
Software	684,294
Security deposits	15,213
Accounts payable	(484,685)
Related party payable – Michael Hill	(48,383)
Related party payable – Aaron Gravitz	(42,553)
Purchase price	$659,462

The software included the sourcecode and front-end software for the Platform. The Company determined it would amortize the software over a period of three years.

The purchase price was classified on the Company’s balance sheets as a contingent royalty payable.

Acquisition of WatchThis TM from MHCG, LLC

On March 22, 2012, RL acquired the WatchThis TM Assets (“WatchThis”) from MHCG, LLC, an entity Michael Hill retained a 50% ownership in at the time. Mr. Hill was also the Chief Executive Officer of RL on that date. WatchT his consists of a web or television-based player that manages streaming audio and video content, social media engagement, display and video ad serving within the player and is also capable of tagging merchandise within the content and providing the viewer with the opportunity to select and purchase the merchandise. Management envisions the technology operating in a live or on demand environment. The consideration given to MHCG, LLC consisted of (i) a three year 4% convertible promissory note for $125,000 issued by RL, (ii) 125,000 shares of RL valued at $66,250 and (iii) a three year warrant to purchase 62,500 shares of RL’s common stock at $0.50 per share. The warrant was valued at $13,750. The value of the WatchT his assets was recorded by RL at historical cost as a result of both RL and MHCG, LLC being under common control by Michael Hill, respectively. The historical costs incurred to develop WatchThis as of March 22, 2012 are classified as follows:

Domain cost	$58,500
Patent filing fees	12.600
Web and software design	10,000
Web hosting and related costs	6,272
Purchase price	$87,372

The purchase price was classified on the Company’s balance sheets as software. The Company determined it would amortize the software over a period of three years.

Acquisition of Customer List from Rightmail, LLC

On July 1, 2012, RL acquired a customer list (the “Customer List”) from Rightmail, LLC, an entity Michael Freides retained a 100% ownership in at the time. The Customer List included a variety of web advertisers and web publishers Mr. Freides had previously worked with. The consideration given to Rightmail, LLC consisted of 300,000 shares of RL valued at $159,000. The purchase price of $159,000 was classified on the Company’s balance sheets as an intangible asset – customer list. The Company determined it would amortize the customer list over a period of three years. Mr. Freides also entered into a three-year consulting agreement on July 1, 2012.

6.	Commitments and Contingencies (Restated)

Royalty on RadioLoyalty TM Revenues

Lenco is owed a 3.5% royalty on all revenues generated by the Platform for the period from November 1, 2011 through November 1, 2014. No other compensation is due to Lenco. The Royalty was assumed by RL on December 1, 2011 and subsequently assumed by the Company’s subsidiary, StreamTrack Media, Inc. (“StreamTrack), in connection with the August 31, 2012 asset purchase agreement between the Company, StreamTrack and RL. As of December 1, 2011, RL estimated the total Royalty owed to Lenco during the term of the Royalty was $1,051,786. RL determined the present value of the payments estimated to be owed to Lenco during the term of the Royalty. A discount factor of 20.06% was used. This percentage represented the Company’s estimated effective cost of capital during the period from its inception through the date of these financial statements. The present value of the Lenco Contingent Royalty was estimated to be $659,462 as of December 1, 2011. During the period from December 1, 2011 through August 31, 2012, RL recorded accretion of the estimated Lenco Contingent Royalty of $106,537. This amount is classified within interest expense – accretion in the statement of operations. The present value of the Lenco Contingent Royalty as of August 31, 2012 was estimated to be $765,999.

As of August 31, 2012, the Company calculated that the Royalty actually owed to Lenco through August 31, 2012 was $10,344. However, Lenco owed the Company approximately $132,000 as of the date of these financial statements for hosting services provided to Lenco subsequent to December 1, 2011. No royalty payments have been made by the Company to Lenco as a result of this balance being owed to the Company. The asset purchase agreement dated December 1, 2011 between RL and Lenco does not contain any default provisions, penalties or any other immediate negative consequences to the Company in the event that the Company does not pay the Royalty. The Company and Lenco are currently in negotiations to satisfy the obligations each party has to the other.

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

7.	Income Taxes

The provision for income tax expense (benefit) consists of the following:

	Fiscal Years Ended August 31,
	2012	2011
	(Restated)
Current
Federal	$—	$—
State and local	—	—
Total current income tax expense	—	—
Deferred
Federal	$(538,879)	$(54,300)
State and local	(237,741)	—
Valuation allowance	776,620	107,885
Total deferred income tax expense	—	53,585

Total income tax expense	$—	$53,585

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented.

	Fiscal Year Ended August 31,
	2012	2011

U.S. federal taxes at statutory rate	34%	34%
State taxes, net of federal benefit	15	15
Permanent differences	—	—
Change in valuation allowance	(49)%	(49)%
Change in rate	—	—
Other	—	—

Effective tax rate	-%	-%

The major components of deferred tax assets and liabilities were as follows:

	As of August 31,
	2012	2011

Deferred tax assets:
Net operating loss carryforwards	$-	$63,285
Tax credit carryforwards	-	-
Allowances and other	-	-
Depreciation and amortization	-	-
Total deferred tax assets	-	63,285

Deferred tax liabilities:
Depreciation and amortization	-	9,700
Total deferred tax liabilities	-	9,700
Valuation allowance	-	(53,585)
Net deferred tax assets	$-	$-

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

8.	Capital Lease – in Default

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

Payments

2013	$128,535
2014	-
2015	-
2016	-
Total lease payments	128,535
Less: amount representing interest	(10,092)
Present value of minimum lease payments	$118,443

9.	Related Party Transactions

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

10.	Factor Line of Credit

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

Advances from factor	$1,102,134
Fees charged by factor	34,121
Total	1,136,255
Payments received from customers	(1,068,164)
Balance, August 31, 2012	$68,091

11.	Debt Instruments

On May 14, 2010, the Company issued a convertible note for $70,000 (the “1st Note”) to an unrelated party (the “Creditor”).   The 1 st Note bore 8% interest and matured on February 14, 2011. The 1 st Note was fully converted into the Company’s common stock. During the fiscal year ended August 31, 2012, the holder of the 1 st Note converted a total of $28,500 into 6,272,322 shares of the Company’s common stock.

On September 19, 2011, the Company issued a convertible note for $78,500 (the “2 nd Note”) to the Creditor. The 2 nd Note bears 8% interest with a maturity date of May 27, 2012. The 2 nd Note is convertible into shares of common stock of the Company beginning 120 days after the issuance and up until the note comes due (or later if extended). The 2 nd Note is convertible into shares of the Company’s common stock at a conversion price calculated based on the average of the 5 lowest closing prices over the 10 day period ending 1 day prior to the measurement date multiplied by 61%. The investor will be limited to convert no more than 9.99% of the issued and outstanding common stock at time of conversion at any one time. During the fiscal year ended August 31, 2012, the holder of the 2 nd Note converted a total of $78,500 into 54,667,388 shares of the Company’s common stock.

On December 28, 2011, the Company issued a convertible note for $78,500 (the “3 rd Note”) to the Creditor. The 3 rd Note bears 8% interest and was originally due on May 27, 2012. The 3 rd Note is convertible into shares of common stock of the Company beginning 120 days after the issuance and up until the note comes due (or later if extended). The 2 nd Note is convertible into shares of the Company’s common stock at a conversion price calculated based on the average of the 5 lowest closing prices over the 10 day period ending 1 day prior to the measurement date multiplied by 61%. The investor will be limited to convert no more than 9.99% of the issued and outstanding common stock at time of conversion at any one time. During the fiscal year ended August 31, 2012, the holder of the 3 rd Note converted a total of $24,000 and $3,140 in accrued interest on the 2 nd and 3 rd Notes into 35,640,000 shares of the Company’s common stock. A total of $54,500 of the principal on the 3 rd Note remained outstanding as of August 31, 2012 and was technically in default. The Creditor has not notified the Company of any penalties the Creditor wishes to impose on the Company but the Creditor has a right to impose certain default penalties as described within the convertible debt agreements including but not limited to demanding all debts owed to the Creditor be paid immediately at a rate equal to 135% of the then outstanding principal and interest balance.

On May 24, 2012, the Company issued a convertible note for $78,500 (the “4 th Note”) to the Creditor. The note bears 8% interest and is due on March 1, 2013 . The note is convertible into shares of common stock of the Company beginning 120 days after the issuance and up until the note comes due (or later if extended). During the fiscal year ended August 31, 2012, no portion of the 4 th Note was converted to shares of the Company’s common stock. The investor will be limited to convert no more than 9 .99% of the issued and outstanding common stock at time of conversion at any one time. The full balance of the 4 th Note remained outstanding as of August 31, 2012 .

On July 30, 2012, the Company issued a convertible note for $42,500 (the “5 th Note”) to the Creditor. The note bears 8% interest and is due on May 1, 2013. The note is convertible into shares of common stock of the Company beginning 120 days after the issuance and up until the note comes due (or later if extended). During the fiscal year ended August 31, 2012, no portion of the 5 th Note was converted to shares of the Company’s common stock. The investor will be limited to convert no more than 9 .99% of the issued and outstanding common stock at time of conversion at any one time. The full balance of the 5 th Note remained outstanding as of August 31, 2012.

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

On March 22, 2012, RLissued a convertible promissory note for $125,000 to an entity controlled by RL’s Chief Executive Officer and an unrelated party, respectively. In exchange for the issuance of the convertible promissory note, RLacquired the software and sourcecode for the WatchThisTM computer software. As a result of this transaction being completed with an entity controlled by the Chief Executive Officer, the WatchThisTM software and sourcecode were recorded in RL’s books at historical cost in accordance with ASC 805-50, Transactions Between Entities Under Common Control . Costs consisted of software development fees, domain purchase costs and legal fees associated with patent filings. The convertible promissory note bears 4% interest, is convertible into RL’s common stock at a $0.50 conversion price and matures on March 22, 2015. RL   recorded a beneficial conversion feature of $7,500 in connection with this financing. A total of 62,500 warrants were issued in connection with this financing. The warrants were valued at $12,387, have a three-year term, and are exercisable at a price of $0.50.

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

12.	Stockholders’ Equity

Series A Preferred Stock

Each share of Series A Preferred Stock has voting rights equal to the voting equivalent of the common stock into which it is convertible at the time of the vote. All outstanding shares of Series A Preferred Stock will automatically convert into common stock on the first business day after the closing date of the acquisition by the Company of 100% of the total issued and outstanding capital stock of RadioLoyalty, Inc., a California corporation. The holders of the Series A Preferred Stock are not entitled to dividends.   The Series A Preferred Stock has no preferential rights to the Company’s common stock and will share in any liquidation proceeds with the common stock on an as converted basis..

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

On December 1, 2011, RL granted the Company’s Chief Executive Officer and two other executives of the Company’s subsidiary a total of 10,300,000 shares of RL’s common stock. These shares were considered founder shares and were valued at $10,300.   In connection with the APA, the Company plans to purchase and assume the common stock previously issued by RL.

During the year ended August 31, 2012, RL granted 1,695,000 RSUs at a weighted average value of $0.53 per share. In connection with the APA, the Company plans to purchase and assume the RSUs previously granted by RL.

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

13.	Net Loss Per Share

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

The following table sets forth the computation of historical basic and diluted net loss per share.

	Fiscal Year Ended August 31,
	2012	2011
	(Restated)
Numerator
Net loss	$(1,584,937)	$-
Deemed dividends	(200,647)	-
Net loss attributable to common stockholders	$(1,785,584)	$-

	Fiscal Year Ended August 31,
	2012	2011
	(Restated)
Denominator
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	131,557,855	51,567,308
Net loss per share, basic and diluted	$(0.01)	$(0.00)

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

(3)
In connection with the August 31, 2012 asset purchase agreement with RL, the Company plans to purchase and assume certain convertible promissory notes previously issued by RL as of the date of these financial statements, the convertible promissory notes were convertible into 1,450,000 shares of RL common stock, representing approximately 10% of RL’s fully diluted outstanding common stock. After taking all known factors into account and making certain assumptions regarding some unknown factors associated with the proposed reverse stock split, management estimates the holders of the RL convertible promissory notes will have the right to convert their holdings into approximately 9% of the Company’s outstanding common stock, on a post-reverse stock split basis.

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

14.	Discontinued Operations

Current assets of discontinued operations at August 31, 2012 and August 31, 2011 are detailed in the table below.

	August 31,	August 31,
	2012	2011

Cash	$-	$34,928
Accounts Receivable	-	248,700
Property & Equipment, Net	-	6,810
Unamortized Film Costs, Net	-	295,414
Total Assets Held for Sale	$-	$585,852

Current liabilities of discontinued operations at August 31, 2012 and August 31, 2011 are detailed in the table below.

	August 31,	August 31,
	2012	2011

Accounts Payable	$-	$22,020
Accrued Interest	-	15,573
Estimated Costs to Complete Films	-	15,000
Note Payable – Legal	-	17,997
Note Payable – Shareholder	-	13,500
Note Payable – Shareholder	-	15,050
Total Liabilities Held for Sale	$-	$99,140

The results of operations of the discontinued entertainment business are detailed below.

	Fiscal Years Ended August 31,
	2012	2011

Sales	$-	$305,140
Operating Expenses	-	(349,546)
Other Income & Expenses	-	(107,629)
Provision for Income Tax	-	(53,585)
Net Loss From Discontinued Operations	$-	$(205,620)

15.	Restatement of Consolidated Financial Statements

As described below, the Company restated certain balance sheet items including property and equipment, accounts payable, Lenco contingent royalty, and accumulated deficit, respectively. The restatement is as a result of one issue. The Company has filed the restatement to report a contingent royalty liability (the “Royalty”) associated with the purchase of certain assets and liabilities from Lenco Mobile, Inc. (“Lenco”) on December 1, 2011 (the “Acquired Assets”) by RadioLoyalty, Inc. (“RL”). These Acquired Assets were subsequently acquired by the Company on August 31, 2012 in connection with its acquisition of RL. As a result of the fact that the consideration payable to Lenco is entirely contingent on future events, no liability was recorded by RL as of December 1, 2011. This accounting treatment is appropriate if the Acquired Assets did not represent a business. The Company had previously determined that the Acquired Assets did not represent a business. After several months of consultation and review of this issue with the Staff of the U.S. Securities and Exchange Commission (“SEC”), the Company and the SEC have agreed that the Acquired Assets did represent a business on the December 1, 2011 acquisition date. As a result, the RL has valued the consideration owed to Lenco as of the acquisition date. The Company has reviewed the liability as of the reporting date, August 31, 2012, and determined the balance to be reasonable as of August 31, 2012. The valuation of the contingent liability for the amounts potentially owed to Lenco was determined by RL utilizing some known facts such as the revenues generated using the Acquired Assets since December 1, 2011, along with management’s internal forecast of revenues through the term of the Royalty.

As a result of this Amendment No. 1, the Company’s total assets increased $494,600. Total liabilities increased $755,655. Total stockholders’ deficit increased $261,055. The Company’s revenues did not change. Costs of sales increased $154,518. Operating expenses did not change. Net loss increased $261,055.

Restated Amounts:

For August 31, 2012, the restated balance sheet reflects increases in property and equipment of $659,462, accumulated depreciation of $164,862, Lenco contingent royalty of $765,999 and accumulated deficit of $261,055, respectively. Accounts payable decreased by $10,344.

As a result, the Company is filing this Amended Form 10-K to amend the following and reflect the above:

Impact of the Restatement

	As of August 31, 2012
Balance Sheet Data:	As Previously Reported	Adjustment	As Restated

Property and equipment	$312,803	$659,462	$972,265
Accumulated depreciation	(74,663)	(164,862)	(239,525)
Accounts payable	1,133,385	(10,344)	1,123,041
Lenco contingent royalty	-	765,999	765,999
Accumulated deficit	1,524,529	261,055	1,785,584

	For the Year Ended August 31, 2012
Statement of Operations Data:	As Previously Reported	Adjustment	As Restated

Costs of revenues - Depreciation	-	227,430	227,430
Costs of revenues - Other	421,056	(72,912)	348,144
Gross profit	295,098	(154,518)	140,580
Loss from continuing operations	(1,179,843)	(154,518)	(1,334,361)
Other expenses – Interest expense	(93,278)	(106,537)	(199,815)
Other expenses	(144,039)	(106,537)	(250,576)
Net loss	(1,323,882)	(261,055)	(1,584,937)
Net loss attributable to common shareholders	(1,524,529)	(261,055)	(1,785,584)

	For the Year Ended August 31, 2012
Cashflow Data:	As Previously Reported	Adjustment	As Restated

Net loss	$1,323,882	$261,055	$1,584,937
Operating activities – Depreciation and amortization	83,497	164,862	248,359
Operating activities – Accretion	33,274	106,537	139,811
Operating activities – Accounts payable and accrued expenses	667,413	(10,344)	657,069

16.	Subsequent Events

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

On September 18, 2012, StreamTrack Media reached a verbal compensation arrangement with Aaron Gravitz, who is now the Chief Executive Officer of StreamTrack Media. Mr. Gravitz agreed to an annual salary of $240,000.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer , as appropriate, to allow timely decisions regarding required disclosures.

As of August 31, 2012, our management, including our principal executive officer and principal financial officer , had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.   Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized, and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer , to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.   Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of August 31, 2012.

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

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer , of the effectiveness of our internal controls over financial reporting as of August 31, 2012.   In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”   Based on this assessment, management believes that, as of August 31, 2012, our internal control over financial reporting was effective based on those criteria.   There have been no changes in internal control over financial reporting since August 31, 2012, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
Chief Executive Officer, President, Chief Financial Officer, Corporate Secretary, and Chairman of the Board of Directors of StreamTrack, Inc. and Chief Financial Officer, Corporate Secretary, and Chairman of the Board of Directors of StreamTrack Media, Inc.

Aaron Gravitz	32	Director of StreamTrack, Inc. and Chief Executive Officer of StreamTrack Media, Inc.

Michael Freides	31	President of StreamTrack Media, Inc.

Michael Hill, age 36, has been the Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary of StreamTrack, Inc. since May 2012.   He is also the co-founder of RadioLoyalty, Inc., a digital media and streaming solutions provider with innovative technology focused on the internet, mobile, radio and television broadcasting industries which was acquired by StreamTrack’s wholly owned subsidiary, StreamTrack Media, Inc., a California corporation (“STMI”), in August 2012.   Mr. Hill has been the Chief Financial Officer, Corporate Secretary, and Chairman of the Board of Directors of STMI since its inception and was the Chief Executive Officer and President of STMI from its inception to September 2012. Mr. Hill is a seasoned media executive with over 10 years of experience building digital businesses. Prior to launching RadioLoyalty in 2011, Mr. Hill was the Chief Strategy Officer of Lenco Mobile, Inc., a global mobile technology services and marketing company. His primary responsibilities were to oversee the development, deployment and launch of international offices in United Kingdom, Mexico, Colombia, Singapore, New Zealand, China, South Korea and Australia.   Simultaneously, Mr. Hill was responsible for the technology design, development, launch and implementation of its MMS Messaging Platform with the world’s largest wireless carriers. Before joining Lenco Mobile, Mr. Hill founded AdMax Media in 2008, an advertising technology company where he developed an advertising network software, Admaximizer.com. From 2004 until 2008, Mr. Hill served as the Chairman and Chief Executive Officer of Commerce Planet. In 2008, both businesses were sold to a public company, Lenco Mobile Inc., which purchased all assets and liabilities, establishing the AdMax Media operation. A veteran of online advertising, Mr. Hill has founded multiple other private technology and media companies. Mr. Hill has designed and developed many proprietary technology platforms, including but not limited to UniversalPlayer TM, RadioLoyalty TM, Admaximizer TM, WatchThis TM, Jupiter MMS TM, and Build.mobi.Prior to this work, Mr. Hill served in the United States Navy, receiving the honor of Enlisted Surface Warfare Specialist.

Mr. Hill’s qualifications:

•
Leadership experience – Mr. Hill has been our Chairman, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary since May 2012.   He also currently serves as the Chairman, Chief Financial Officer, and Corporate Secretary of STMI.

•	Finance experience – Mr. Hill currently serves as Chief Financial Officer of StreamTrack, Inc. and has been supervising the financial management of StreamTrack, Inc. since May 2012.
•	Industry experience – Mr. Hill has built numerous successful digital media businesses for the past 10 years.

Aaron Gravitz .   Mr. Gravitz, age 32, co-founded RadioLoyalty Inc. in 2011. He has been a director of the Company since September 2012 and the Chief Executive Officer of STMI since September 2012. He has over 15 years experience in the online advertising space. Prior to co-founding RadioLoyalty, Inc., he was the Chief Operating Officer of Lenco Media Inc. from January 2011 to September 2012 and the Chief Operating officer of AdMax Media Inc. from January 2010 to January 2011. Mr. Gravtiz joined Commerce Planet in 2004, serving in various roles, and ultimately as Chief Operating Officer. Mr. Gravitz has significant experience in operating an advertising network, bringing products to market, and managing the entire media buying and selling process.   His track record includes founding multiple companies that grew to over 50 million dollars in combined sales, with several leading to acquisition. Mr. Gravitz’s current responsibilities at the Company include, but are not limited to, directing operations, overseeing media buying and sales, product development, managing strategic relationships, directing customer relations, and broadcaster development. Mr. Gravitz received a bachelor’s degree in public policy and ethics from the University of California Santa Barbara in 2004.

Mr. Gravitz’s qualifications:

•	Leadership Experience – Mr. Gravitz has held various leadership and executive positions including Chief Executive Officer of STMI and and COO of RadioLoyalty Inc.
•	Industry Experience – Mr. Gravitz has built numerous successful digital media businesses for the past 10 years .

Michael Freides .   Mr. Freides, age 31, has been the President of STMI since September 2012.   He has ten years of industry experience in online advertising. In 2007, he founded Rightmail Media, LLC and from 2007 to 2008 he was the Chief Executive Officer of Rightmail Media, LLC, a lead generation company. In the late 2000’s, Intrepid Investments invested in Rightmail Marketing.   Rightmail Marketing later went on to become part of The Selling Source, a Las Vegas based lead generation company. Mr. Freides became the President of Rightmail Marketing in 2008 where he served in that capacity until 2012. In 2007, before founding Rightmail Media, LLC, Mr. Freides headed business development and account management for internet startup company AdRevolution, formerly known as Progressing Markets. Mr. Freides also spent several years in the hospitality industry where he focused on e-commerce and developed online sales programs for several hotels and resorts.

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

Separation and Change in Control Arrangements

We do not have any employment agreements with our Named Executive Officers or any other executive officer or employee of the Company.   None of them are eligible for specific benefits or payments if their employment or engagement terminates in a separation or if there is a change of control.

Executive Officer Compensation

The following summary compensation table sets forth certain information concerning compensation paid to the Company’s Chief Executive Officer and its most highly paid executive officers (the “Named Executive Officers”) whose total annual salary and bonus for services rendered in all capacities for the year ended August 31, 2012 was $100,000 or more.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Restricted Stock Awards	All Other Compensation	Total

Michael Hill (1)	2012	$60,094	-0-	$10,000	-0-	$70,094
Chairman, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary of StreamTrack, Inc. and Chairman, Chief Financial Officer, and Corporate Secretary of STMI	2011	$0	-0-	-0-	-0-	$0

Ingo Jucht, Former Chief Executive Officer	2012	$0	-0-	$12,500	-0-	$12,500

Aaron Gravitz (2)	2012	$60,093	-0-	$10,000	-0-	$70,093
Director of StreamTrack, Inc. and Chief Executive Officer of STMI	2011	$0	-0-	-0-	-0-	$0

Michael Freides (3)	2012	$0	-0-	-0-	$-	$0
President of STMI	2011	$0	-0-	-0-	-0-	$0
_______________
(1)
Mr. Hill has been Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary of StreamTrack since May 2012 and Chairman, Chief Financial Officer, and Corporate Secretary of STMI since August 2012.

(2)	Mr. Gravtiz has been a director of StreamTrack since September 2012 and the Chief Executive Officer of STMI since September 2012.

(3)
Mr. Freides has been the President of STMI since September 2012.   STMI has agreed to pay to Mr. Freides the following compensation: an annual salary of $99,600, commencing in January 2013, and reimbursement of expenses.

Employment Agreements

We have entered into consulting agreements with our executive officers.   These agreements are disclosed within the “Related Party Transactions” footnote to our financial statements for the year ended August 31, 2012.

Outstanding Equity Awards at Fiscal Year-End

On December 1, 2011, RL granted the Company’s Chief Executive Officer and two other executives of the Company’s subsidiary a total of 10,300,000 shares of RL’s common stock. These shares were considered founder shares and were valued at $10,300. In connection with the APA, the Company plans to purchase and assume the common stock previously issued by RL.

On July 1, 2012, RL granted the President of the Company’s subsidiary a total of 25,000 shares of RL’s common stock. These shares were to be earned over a three year term and were valued at $13,250. In connection with the APA, the Company plans to purchase and assume the common stock previously issued by RL.

Employee Benefit Plans

We have not yet, and have no plans to, establish a management stock option plan pursuant to which stock options may be authorized and granted to the executive officers, directors, employees and key consultants of StreamTrack, Inc.

Director Compensation

None of our directors received any compensation for their respective services rendered to us as directors during the year ended August 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of StreamTrack, Inc. at December 14 , 2012. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.   In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of December 14 , 2012 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 253,167,691 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o StreamTrack, Inc., 347 Chapala Street, Santa Barbara, California 93101. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name, Title and Address	Number of Shares Beneficially Owned (1)	Percentage Ownership

Michael Hill
Chairman, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary of StreamTrack, Inc. and Chairman, Chief Financial Officer, and Corporate Secretary of STMI	103,290,000	40.80%

Aaron Gravitz
Director of StreamTrack, Inc. and Chief Executive Officer of STMI	0	*

Michael Freides
President of STMI	0	*

All current Executive Officers as a Group	103,290,000	40.80%
________________
* Indicates beneficial ownership of less than 1%.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Financing

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Exhibits

Exhibit	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Asset Purchase Agreement dated December 1, 2011

10.2	Asset Purchase Agreement dated March 22, 2012

10.3	Convertible Promissory Note dated March 22, 2012

10.4	Asset Purchase Agreement dated July 1, 2012

10.5	Chapala Rental Lease

10.6	Chapala Lease Extension Option

10.7	Chapala Rental Lease

10.8	Chapala Lease Extention Option

10.9	Guiterez Rental Lease

10.10	Gutierez Lease Extention Option

10.11	Guiterez Rental Lease

10.12	Gutierez Rental Lease Extension Option

10.13	Asset Purchase Agreement dated August 31, 2012 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September 7, 2012)

10.14	First Amendment to Asset Purchase Agreement dated October 5, 2012 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 11, 2012)

10.15	Line of Credit Agreement with Michael Hill

21.1	List of Subsidiaries

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial/Accounting Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial/Accounting Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

STREAMTRACK, INC.

Dated: June 3, 2013	By:	/s/ Michael Hill
Michael Hill,
Chief Executive Officer, President,
Chief Financial Officer, and Corporate Secretary
(Principal Executive Officer and Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 3, 2013	Dated: June 3, 2013

/s/ Michael Hill	/s/ Aaron Gravitz
Michael Hill,	Aaron Gravitz,
Chief Executive Officer, President,	Director
Chief Financial Officer, and Corporate Secretary
(Principal Executive Officer and Principal Financial/Accounting Officer)