Form 10-Q/A
period 2012-11-30
STREAMTRACK, INC.
filed 2013-06-24
CIK 1442376

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A

Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 to the StreamTrack, Inc. (the “Company”) November 30, 2012 Form 10-Q is being filed primarily to restate its November 30, 2012 financial statements to report a contingent royalty liability (the “Royalty”) associated with the purchase of certain assets and liabilities from Lenco Mobile, Inc. (“Lenco”) on December 1, 2011 (the “Acquired Assets”). These Acquired Assets were subsequently acquired by the Company on August 31, 2012 in connection with its acquisition of Radioloyalty, Inc. (“RL”). As a result of the fact that the consideration payable to Lenco is entirely contingent on future events, no liability was recorded by RL as of December 1, 2011. This accounting treatment is appropriate if the Acquired Assets did not represent a business. The Company had previously determined that the Acquired Assets did not represent a business. After several months of consultation and review of this issue with the Staff of the U.S. Securities and Exchange Commission (“SEC”), the Company and the SEC have agreed that the Acquired Assets did represent a business on the December 1, 2011 acquisition date. As a result, the RL has valued the consideration owed to Lenco as of the acquisition date. The Company has reviewed the liability as of the reporting date, November 30, 2012, and determined the balance to be reasonable as of November 30, 2012. The valuation of the contingent liability for the amounts potentially owed to Lenco was determined by RL utilizing some known facts such as the revenues generated using the Acquired Assets since December 1, 2011, along with management’s internal forecast of revenues through the term of the Royalty. Additional revisions to the content of the Form 10-K have also been made to properly classify and account for the convertible debt issued on November 1, 2012, to further clarify the prior acquisition transactions, material relationships, the potential severe dilutive impact of the discount and resulting control issues associated with its convertible notes, and additional details regarding related party working capital financing, among others.

As a result of this Amendment No. 1, the Company’s total assets increased $439,646. Total liabilities increased $1,067,696. Total stockholders’ deficit increased $628,050. The Company’s revenues did not change. Costs of sales increased $51,429. Operating expenses did not change. Other expenses increased $264,639. Net loss increased $316,068.

For convenience, the entire Quarterly Report on Form 10-Q, as amended, is being re-filed.

TABLE OF CONTENTS

		Page
PART I

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	4
Item 3.	Controls and Procedures	12

PART II

Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mine Safety Disclosures	14
Item 5.	Other Information	14
Item 6.	Exhibits	15

StreamTrack, Inc.
Unaudited Consolidated Balance Sheets

	As of November 30, 2012	As of August 31, 2012
	(Restated)	(Restated)
Assets
Current assets
Cash	$63,196	$227,435
Accounts receivable, net of allowances of $80,000 and $72,000 at November 30, 2012 and August 31, 2012, respectively	369,770	518,785
Prepaid expenses	7,105	10,981
Total current assets	440,071	757,201
Property and equipment, net	649,547	732,740
Other assets
Note receivable	150,000	150,000
Customer list, net	136,915	150,166
Other assets	35,918	34,323
Total other assets	322,833	334,489
Total assets	$1,412,451	$1,824,430

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued expenses	$902,978	$1,123,041
Deferred revenues	89,003	-
Factor line of credit	50,476	68,091
Derivative liabilities embedded within convertible notes payable	334,027	86,115
Capital lease payable	111,105	118,443
Related party payable	200,446	136,978
Contingent royalty payable	101,749	35,822
Convertible notes payable, net of debt discount of $15,727 and $11,299 as of November 30, 2012 and August 31, 2012	271,273	164,201
Total current liabilities	2,061,057	1,732,691
Long term liabilities
Deferred revenues	-	157,805
Contingent royalty payable, net of current portion	699,816	730,177
Convertible promissory notes, net of debt discount of $42,167 and $6,370 as of November 30, 2012 and August 31, 2012	257,833	43,630
Related party convertible promissory notes, net of debt discount of $54,349 and $59,983 as of November 30, 2012 and August 31, 2012	370,651	365,017
Total long term liabilities	1,328,300	1,296,629
Total liabilities	3,389,357	3,029,320
Commitments and contingencies (note 5)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 100 shares issued and outstanding as of November 30, 2012 and August 31, 2012	1	1
Common stock, $0.001 par value: 1,000,000,000 shares authorized; 253,167,691 and 220,098,411 shares issued and outstanding as of November 30, 2012 and August 31, 2012	253,167	220,098
Additional paid-in capital	1,162,093	1,126,887
Deferred stock based compensation	(686,792)	(766,292)
Accumulated deficit	(2,705,375)	(1,785,584)
Total stockholders’ deficit	(1,976,906)	(1,204,890)
Total liabilities and stockholders’ deficit	$1,412,451	$1,824,430

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.
Unaudited Consolidated Statements of Operations

	For the Three Months Ended November 30,
	2012	2011
	(Restated)
Revenue
Advertising	$376,425	$-
Services	108,612	-
Total revenue	485,037	-
Costs of revenues
Media network	175,049	-
Depreciation	95,547
Colocation hosting services	77,457	-
Broadcaster fees	45,344	-
Other costs of sales	111,539	-
Total costs of revenues	504,936	-
Gross loss	(19,899)	-
Operating expenses
Marketing and sales (includes stock compensation $17,667 and $0 in 2012 and 2011)	122,584	-
Officer compensation	108,817	-
Product development (includes stock compensation $35,333 and $0 in 2012 and 2011)	105,801
Other expenses (includes stock compensation $26,500 and $0 in 2012 and 2011)	254,206	-
Total operating expenses	591,408	-
Loss from continuing operations	(611,307)	-
Other income (expense)
Interest expense (including accretion of $243,833 and $0 for 2012 and 2011)	(263,655)	-
Change in fair value of derivative	6,098	-
Total other income (expense)	(257,557)	-
Loss from discontinued operations	-	(12,749)
Loss before income tax provision or benefit	(868,864)	(12,749)
Income tax (provision) benefit	-	4,335
Net loss	(868,864)	(8,414)
Deemed dividend	(50,927)	-
Net loss attributable to common stockholders	$(919,791)	$(8,414)

Basic and diluted net loss per share attributable to common stockholders	$(0.00)	$(0.00)

Weighted-average number of shares used in computing per share amounts	239,256,736	50,273,400

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.
Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended November 30,
	2012	2011
	(Restated)
Cash flows from operating activities of continuing operations
Net loss	$(868,864)	$-
Discontinued operations	-	(8,414)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Stock-based compensation	79,500	-
Bad debt expense	10,767	-
Depreciation and amortization	96,444	-
Remeasurement of derivative liability	(6,098)	-
Accretion	243,833	-
Changes in assets and liabilities:
Accounts receivable	138,248	-
Prepaid expenses	3,876	-
Other assets	(1,595)
Accounts payable and accrued expenses	(80,063)	-
Deferred revenue	(68,802)	-
Net cash used in operating activities of continuing operations	(452,754)	-
Cash flows from financing activities of continuing operations
Proceeds from issuance of convertible promissory notes	250,000	-
Payments on capital lease	(7,338)
Net advances from related parties	63,468
Net payments to Factor	(17,615)	-
Net cash provided by financing activities of continuing operations	288,515	-
Cash flows from discontinued operations
Cash flows from operations activities of discontinued operations	-	26,371
Cash flows from investing activities of discontinued operations	-	(17,957)
Cash flows from financing activities of discontinued operations	-	-
Net cash provided by discontinued operations	-	8,414
Net decrease in cash and cash equivalents	(164,239)	-
Cash and cash equivalents at beginning of year	227,435	-
Cash and cash equivalents at end of year	$63,196	$-

Supplemental disclosures of noncash financing activities
Deemed dividend	$50,927	$-
Issuance of common stock for conversion of debts	$28,500	$-
Supplemental disclosures of cash flow information
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$1,231	$-

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.
Notes to Consolidated Financial Statements
(Restated)
1.      Nature of Business

StreamTrack, Inc. (“StreamTrack,” or the “Company”) is a digital media and technology services company. We provide audio and video streaming and advertising services through our RadioLoyaltyTM Platform (the “Platform”) to over 1,100 internet and terrestrial radio stations and other broadcast content providers. The Platform consists of a web player that manages audio and video content streaming, manages audio, display and video ad serving within the web player and is also capable of replacing audio ads with video ads within the player in a live or on demand environment. Audio advertisements generate substantially less ad revenues than video advertisements. We anticipate that we will be expanding our online product portfolio in the second quarter of the fiscal year ending August 31, 2013. We are also continuing development of WatchThis™, a patent-pending merchandising in-stream technology to provide IP television streaming services, advertising and e-commerce services. Our digital media and technology services are offered to a worldwide audience and customer base.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  For the three months ended November 30, 2012, the Company recorded a net loss of $868,864. The net loss, along with the November 30, 2012 working capital deficit of $1,411,510 indicates that the Company may have difficulty continuing as a going concern.

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

Services Revenue. The Company generated services revenues related to the management and resale of its webhosting capacity at its two facilities in California for the period from December 1, 2011 through November 30, 2012. The Company no longer generates significant services revenues of this nature but does anticipate project-oriented service revenues associated with the integration and private-branding of the Company’s technologies with both current and potential business partners and customers, respectively. During the three months ended November 30, 2012, the Company’s product development team began work on a project involving a private label version of the Company’s Universal Player TM . The Company is accounting for this project utilizing percentage of completion accounting principles.

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

3.      Composition of Certain Financial Statement Captions

 Accounts Receivable

Accounts receivable, net consisted of the following:

	November 30, 2012	August 31, 2012

Accounts receivable	$449,770	$590,785

Allowance for doubtful accounts	(80,000)	(72,000)

Accounts receivable, net	$369,770	$518,785

Allowance for Doubtful Accounts	Balance at Beginning of Fiscal Year	Charged to Operations	Write-offs, Net of Recoveries	Balance at End of Period

For three months ended November 30, 2012	$72,000	$10,767	$2,767	$80,000

For three months ended November 30, 2011	-	-	-	-

Property and Equipment

Property and equipment consisted of the following:

	November 30, 2012	August 31, 2012
	(Restated)

Software	$771,666	$771,666
Servers, computers, and other related equipment	198,924	198,924
Leasehold improvements	1,675	1,675

	972,265	972,265
Less accumulated depreciation and amortization	(322,718)	(239,525)

Property and equipment, net	$649,547	$732,740

Depreciation expense totaled $83,193 and $0 for the three months ended November 30, 2012 and 2011, respectively. There were no write-offs during the three months ended November 30, 2012 and 2011, respectively.

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

Customer List

Customer list, net consisted of the following:

	November 30, 2012	August 31, 2012

Original cost	$159,000	$159,000
Less accumulated amortization	(22,085)	(8,834)
Customer list, net	$136,915	$150,166

Amortization expense totaled $13,251 and $0 for the three months ended November 30, 2012 and 2011, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	November 30, 2012	August 31, 2012
	(Restated)

Accounts payable	$709,268	$1,030,716
Accrued consulting fees	103,750	41,500
Accrued payroll	32,424	-
Accrued broadcaster commissions	28,525	28,870
Accrued interest	25,124	17,673
Credit card	3,887	4,282
Accounts payable and accrued expenses	$902,978	$1,123,041

Deferred Revenues

Deferred revenues consisted of the following:

	November 30, 2012	August 31, 2012

Balance due RL upon completion of special project, secured by a convertible promissory note	$89,003	$150,000
Customer deposits	-	7,805
Deferred revenues	$89,003	$157,805

4.      Fair Value (Restated)

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

The fair value of these financial assets and liabilities was determined using the following inputs at November 30, 2012:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Fair values as of November 30, 2012
Assets:
None	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities:
None	$-	$-	$-	$-

Total liabilities measured at fair value	$-	$-	$-	$-

Fair values as of November 30, 2012
Liabilities:
Convertible promissory notes	$-	$899,757	$-	$899,757
Derivative liabilities	-	334,027	-	334,027

Total liabilities measured at fair value	$-	$1,233,784	$-	$1,233,784

The Company’s convertible promissory notes and derivative liabilities were classified as Level 2 within the fair value hierarchy because they were valued using significant other observable inputs.

5.      Acquisitions (Restated)

On December 1, 2011, Michael Hill and Aaron Gravitz (the “Executives”), together with a business entity they organized, RL, executed an asset purchase agreement with their former employer, Lenco Mobile, Inc. (“Lenco”), to acquire certain assets and assume certain liabilities from Lenco. The primary asset acquired from Lenco was the RadioLoyalty TM Platform (the “Platform”). The Platform consists of a web-based and mobile player that manages streaming audio and video content, social media engagement, display and video ad serving within the web player and is also capable of replacing audio ads with video ads within the player in a live or on demand environment. Audio advertisements generate substantially less ad revenues than video advertisements. The consideration given to Lenco consisted only of a 3.5% royalty on revenues earned through the Platform for the period from November 1, 2011 through November 1, 2014 (the “Royalty”). However, the Royalty can not exceed $2,500,000. The value of the classes of assets and liabilities assumed in the December 1, 2011 transaction were as follows as of the acquisition date.

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

Acquisition of WatchThisTM from MHCG, LLC

On March 22, 2012, RL acquired the WatchThisTM Assets (“WatchThis”) from MHCG, LLC, an entity Michael Hill retained a 50% ownership in at the time. Mr. Hill was also the Chief Executive Officer of RL on that date. Watchthis consists of a web or television-based player that manages streaming audio and video content, social media engagement, display and video ad serving within the player and is also capable of tagging merchandise within the content and providing the viewer with the opportunity to select and purchase the merchandise. The technology operates in a live or on demand environment. The consideration given to MHCG, LLC consisted of (i) a three year 4% convertible promissory note for $125,000 issued by RL, (ii) 125,000 shares of RL valued at $66,250 and (iii) a three year warrant to purchase 62,500 shares of RL’s common stock at $0.50 per share. The warrant was valued at $13,750. The value of the Watchthis assets was recorded by RL at historical cost as a result of both RL and MHCG, LLC being under common control by Michael Hill, respectively. The historical costs incurred to develop WatchThis as of March 22, 2012 are classified as follows:

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

6.      Commitments and Contingencies

Royalty on RadioLoyalty TM Revenues

Lenco is owed a 3.5% royalty on all revenues generated by the Platform for the period from November 1, 2011 through November 1, 2014. No other compensation is due to Lenco. The Royalty was assumed by RL on December 1, 2011 and subsequently assumed by the Company’s subsidiary, StreamTrack Media, Inc. (“StreamTrack), in connection with the August 31, 2012 asset purchase agreement between the Company, StreamTrack and RL. As of December 1, 2011, RL estimated the total Royalty owed to Lenco during the term of the Royalty was $1,051,786. RL determined the present value of the payments estimated to be owed to Lenco during the term of the Royalty. A discount factor of 20.06% was used. This percentage represented the Company’s estimated effective cost of capital during the period from its inception through the date of these financial statements. The present value of the Lenco Contingent Royalty was estimated to be $659,462 as of December 1, 2011. During the period from August 31, 2012 through November 30, 2012, the Company recorded accretion of the estimated Royalty of $35,566. This amount is classified within interest expense – accretion in the statement of operations. The present value of the Royalty as of November 30, 2012 was estimated to be $801,565.

As of November 30, 2012, the Company calculated that the Royalty actually owed to Lenco through November 30, 2012 was $13,869. However, Lenco owed the Company approximately $132,000 as of the date of these financial statements for hosting services provided to Lenco subsequent to December 1, 2011. No royalty payments have been made by the Company to Lenco as a result of this balance being owed to the Company, even though the asset purchase agreement does not contain any provisions giving us the right of offset. The asset purchase agreement dated December 1, 2011 between RL and Lenco does not contain any default provisions or, penalties for late payment. The Company and Lenco are currently in negotiations to satisfy the obligations each party has to the other.

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

7.      Income Taxes

The provision for income tax (expense) benefit consists of the following:

	For the Three Months Ended November 30,
	2012	2011
	(Restated)
Current
Federal	$-	$2,640
State and local	-	1,695
Total current income tax (expense) benefit	-	4,335
Deferred
Federal	$(295,414)	$-
State and local	(130,330)	-
Valuation allowance	425,744	-
Total deferred income tax (expense) benefit	-	-

Total income tax (expense) benefit	$-	$4,335

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented.

	For the Three Months Ended November 30,
	2012	2011

U.S. federal taxes at statutory rate	34%	34%
State taxes, net of federal benefit	15	15
Permanent differences	-	-
Change in valuation allowance	(49)	(49)
Change in rate	-	-
Other	-	-

Effective tax rate	-%	-%

The major components of deferred tax assets and liabilities were as follows:

	November 30, 2012	August 31, 2012
Deferred tax assets:
Net operating loss carryforwards	$2,300,000	$1,600,000
Tax credit carryforwards	-	-
Allowances and other	-	-
Depreciation and amortization	-	-
Total deferred tax assets	2,300,000	1,600,000
Deferred tax liabilities:
Depreciation and amortization	-	-
Total deferred tax liabilities	-	-
Valuation allowance	(2,300,000)	(1,600,000)
Net deferred tax assets	$-	$-

As of November 30, 2012, the Company had federal net operating loss carryforwards of approximately $2,300,000, which includes stock-based compensation deductions of approximately $222,000. The federal net operating losses and tax credits expire in years beginning in 2021. As of November 30, 2012, the Company had state net operating loss carryforwards of approximately $2,300,000, which expire in years beginning in 2014. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Company has previously experienced “ownership changes” under section 382 of the Code and comparable state tax laws. The Company estimates that none of the federal and state pre-change net operating losses will be limited under Section 382 of the Code.

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

Assets under capital lease as of November 30, 2012 and August 31, 2012 were as follows:

	November 30, 2012	August 31, 2012

Servers	$147,049	$147,049
Less: accumulated depreciation	(57,293)	(43,062)
Net assets under capital lease	$89,756	$103,987

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

9.      Related Party Transactions

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

11.      Debt Instruments – In Default (Restated)

The Company has relied on financing from a lender since 2010 (the “Creditor”). Each note issued by the Creditor (the “Creditor Notes”) bears interest per annum at a rate of 8% and is generally payable within six months from the issuance date. The table below details the transactions with the Creditor during the three months ended November 30, 2012. The Company is currently in default on a total of $147,000 of the Creditor’s Notes. The Company has made efforts to resolve the default. The Creditor has not communicated with the Company with regard to the default.

Creditor’s Notes, principal balance as of August 31, 2012	$175,500
Conversion of a portion of December 28, 2011 Creditor’s Note to common stock	(28,500)
Creditor’s Notes, principal balance as of February 28, 2013	$147,000

As of November 30, 2012, the conversion price of a total of $147,000 Creditor Notes is based upon a 39% discount to lowest five days closing prices of the Company’s common stock over the ten-day period prior to conversion. As a result, the lower the stock price at the time the Creditor converts the Creditor Notes, the more common shares the Creditor will receive.

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

	November 30,	August 31,
	2012	2012

Stock price	$1.0843	$3.1325
Effective conversion price	$0.6908	$1.1759
Convertible promissory notes balance outstanding	$147,000	$175,500
Actual outstanding shares of common stock	210,973	183,415

Shares issuable upon conversion, at actual price	212,789	149,248
% of outstanding common stock, at actual price	101%	81%
Shares issuable upon conversion, assuming 25% price decrease	283,719	198,997
% of outstanding common stock, assuming 25% price decrease	134%	108%
Shares issuable upon conversion, assuming 50% price decrease	425,578	298,496
% of outstanding common stock, assuming 50% price decrease	202%	163%
Shares issuable upon conversion, assuming 75% price decrease	851,156	596,991
% of outstanding common stock, assuming 75% price decrease	403%	325%

12.      Debt Instruments (Restated)

The Company issued a non-interest bearing convertible promissory note due on demand (the “Vendor Note”) to settle all outstanding debts with a former vendor (the “Vendor”). The table below details the transactions with the Vendor during the three months ended November 30, 2012.

Vendor Note, principal balance as of August 31, 2012	$-
Issuance of November 1, 2012 Vendor Note	140,000
Conversion of Vendor Note to common stock	-
Vendor Note, November 30, 2012	$140,000

As of November 30, 2012, the conversion price of the $140,000 Vendor Note is based upon a 50% discount to lowest five days bid prices of the Company’s common stock over the five-day period prior to conversion. As a result, the lower the stock price at the time the Vendor converts the Vendor Note, the more common shares the Vendor will receive.

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

	November 30,	August 31,
	2012	2012

Stock price	$1.0843	$-
Effective conversion price	$0.3615	$-
Convertible promissory notes balance outstanding	$140,000	$-
Actual outstanding shares of common stock	210,973	-

Shares issuable upon conversion, at actual price	387,329	-
% of outstanding common stock, at actual price	184%	-%
Shares issuable upon conversion, assuming 25% price decrease	516,438	-
% of outstanding common stock, assuming 25% price decrease	245%	-%
Shares issuable upon conversion, assuming 50% price decrease	774,658	-
% of outstanding common stock, assuming 50% price decrease	367%	-%
Shares issuable upon conversion, assuming 75% price decrease	1,549,315	-
% of outstanding common stock, assuming 75% price decrease	734%	-%

In connection with the acquisition of RL on August 31, 2012, the Company assumed six convertible promissory notes previously issued by RL (the “RL Notes”). The RL Notes bear interest at 4% per annum and are due in full, including principal and interest, three years from the issuance date. The RL Notes also include a conversion option whereby the holders of the RL Notes may elect at any time to convert any portion or the entire balance of the RL Notes they hold into the Company’s common stock at a conversion price of $0.41. The table below details the transactions associated with the RL Notes during the three months ended November 30, 2012.

Convertible promissory notes, principal balance as of August 31, 2012	$475,000
Issuance of convertible promissory notes	250,000
Conversion of convertible promissory note to common stock	-
Convertible promissory notes, net, November 30, 2012	$725,000

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

The valuation of the stock warrants and the beneficial conversion feature associated with the issuance of convertible promissory notes utilized valuation inputs and related figures provided by a professional and independent valuation firm. The following table details the amounts recorded for the beneficial conversion feature and warrants to purchase common stock during the three months ended November 30, 2012.

	Balance, November 30, 2012	Balance, August 31, 2012	Interest Expense - Accretion

RL Note, December 1, 2011, beneficial conversion feature	$3,996	$4,497	$501
RL Note, December 1, 2011, valuation of detachable stock warrant	6,610	7,435	825
RL Note, January 27, 2012, beneficial conversion feature	2,141	2,390	249
RL Note, January 27, 2012, valuation of detachable stock warrant	3,566	3,980	414
RL Note, March 22, 2012, beneficial conversion feature	5,723	6,347	624
RL Note, March 22, 2012, valuation of detachable stock warrant	9,583	10,615	1,032
RL Note, June 18, 2012, beneficial conversion feature	2,523	2,772	249
RL Note, June 18, 2012, valuation of detachable stock warrant	4,236	4,650	414
RL Note, August 22, 2012, beneficial conversion feature	8,115	8,865	750
RL Note, August 22, 2012, valuation of detachable stock warrant	13,563	14,802	1,239
RL Note, September 4, 2012, beneficial conversion feature	13,749	-	1,251
RL Note, September 4, 2012, valuation of detachable stock warrant	22,711	-	2,064
	$96,516	$66,353	$9,612

As of November 30, 2012, the amounts of long-term and short-term convertible promissory notes payable are stated at contract amounts that approximate fair value based on current interest rates available in the United States of America.

Future maturities of the Company’s convertible promissory notes, in the aggregate, are as follows for the twelve-month period ending November 30, 2012,

2013	$287,000
2014	-
2015	725,000
Thereafter	-
$1,012,000

13.      Derivatives (Restated)

The table below details transactions associated with derivatives embedded within the Company’s convertible notes payable for the three months ended November 30, 2012.

Derivatives embedded within convertible notes payable, August 31, 2012	$86,115
Initial valuation of derivative, November 1, 2012 convertible note payable	190,927
Initial valuation of derivative, on November 20, 2012, associated with May 24, 2012 convertible note payable	63,083
Revaluation of derivative embedded within December 28, 2011 convertible note payable	(74,052)
Revaluation of derivative embedded within May 24, 2012 convertible note payable	(21,119)
Revaluation of derivative embedded within November 1, 2012 convertible note payable	89,073
Derivatives embedded within convertible notes payable, November 30, 2012	$334,027

The Vendor Note was executed on November 1, 2012 and was immediately convertible into the Company’s common stock at a 50% discount to the lowest bid price as quoted on the OTC Bulletin Board for the five days prior to the conversion date. As a result of the fact that the number of shares the Vendor Note was convertible into was indeterminable, the Company determined a derivative liability was embedded within the Vendor Note. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $190,927 as of November 1, 2012. As a result of the valuation of the derivative liability being in excess of the value of the proceeds of the Vendor Note by $50,927, a deemed dividend of $50,927 was recorded by the Company on November 1, 2012. The debt discount associated with the Vendor Note was immediately expensed to interest expense – accretion as a result of the Vendor Note being immediately convertible and due on demand. On November 30, 2012, the Company re-measured the derivative liability using the input attributes below and determined the value to be $280,000. Other expense of $89,073 was classified as “change in fair value of derivatives” and was recorded for the three months ended November 30, 2012, and included in the statement of operations in order to adjust the derivative liability to the re-measured value.

	November 30,	November 1,
	2012	2012

Expected life (in years)	0.10	0.10
Balance of note outstanding	$140,000	$140,000
Stock price	$1.0843	$1.5663
Effective conversion price	$0.3615	$0.6627
Shares issuable upon conversion	387,329	211,273
Risk-free interest rate	0.18%	0.18
Expected volatility	61.83%	61.83
Expected dividend yield	-

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

The six-month anniversary of the May 24, 2012 Creditor’s Note was November 20, 2012. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $63,083 as of November 20, 2012. On November 30, 2012, the Company re-measured the derivative liability using the input attributes below and determined the value to be $41,964. Other income of $21,119 was classified as “change in fair value of derivatives” and was recorded for the three months ended November 30, 2012 and included in the statement of operations in order to adjust the derivative liability to the re-measured value.

	November 30,	November 20,
	2012	2012

Expected life (in years)	0.25	0.28
Balance of note outstanding	$78,500	$78,500
Stock price	$1.0800	$1.3200
Effective conversion price	$0.7200	$0.7200
Shares issuable upon conversion	116,566	105,138
Risk-free interest rate	0.08%	0.08%
Expected volatility	61.83%	61.83%
Expected dividend yield	-	-

The Company also re-measured the derivative liability associated with the December 28, 2011 Creditor’s Note using the input attributes below and determined the value to be $12,063 as of November 30, 2012. Other income of $74,052 was classified as “change in fair value of derivatives” and recorded as of November 30, 2012 and included in the statement of operations in order to adjust the derivative liability to the re-measured value.

November 30,
2012

Expected life (in years)	0.1
Balance of note outstanding	$26,000
Stock price	$1.0800
Effective conversion price	$0.7200
Shares issuable upon conversion	36,111
Risk-free interest rate	0.08%
Expected volatility	61.83%
Expected dividend yield	-

14.      Stockholders’ Equity

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
___________
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

15.      Net Loss Per Share

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

	For the Three Months Ended November 30,
	2012	2011
Denominator
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	239,256,736	50,273,400
Net loss per share attributable to common shareholders, basic and diluted	$(0.00)	$(0.00)

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
_____________
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

16.      Discontinued Operations

The results of operations of the discontinued entertainment business are detailed below.

	For the Three Months Ended November 30,
	2012	2011

Sales	$-	$18,226
Operating Expenses	-	(28,997)
Other Income & Expenses	-	(1,978)
Income Tax Benefit	-	4,335
Net Loss From Discontinued Operations	$-	$(8,414)

17.      Restatement of Consolidated Financial Statements

As described below, the Company restated certain balance sheet items including property and equipment, accounts payable, Lenco contingent royalty, and accumulated deficit, respectively. The restatement is as a result of one issue. The Company has filed the restatement to report a contingent royalty liability (the “Royalty”) associated with the purchase of certain assets and liabilities from Lenco Mobile, Inc. (“Lenco”) on December 1, 2011 (the “Acquired Assets”) by RadioLoyalty, Inc. (“RL”). These Acquired Assets were subsequently acquired by the Company on August 31, 2012 in connection with its acquisition of RL. As a result of the fact that the consideration payable to Lenco is entirely contingent on future events, no liability was recorded by RL as of December 1, 2011. This accounting treatment is appropriate if the Acquired Assets did not represent a business. The Company had previously determined that the Acquired Assets did not represent a business. After several months of consultation and review of this issue with the Staff of the U.S. Securities and Exchange Commission (“SEC”), the Company and the SEC have agreed that the Acquired Assets did represent a business on the December 1, 2011 acquisition date. As a result, the RL has valued the consideration owed to Lenco as of the acquisition date. The Company has reviewed the liability as of the reporting date, November 30, 2012, and determined the balance to be reasonable as of November 30, 2012. The valuation of the contingent liability for the amounts potentially owed to Lenco was determined by RL utilizing some known facts such as the revenues generated using the Acquired Assets since December 1, 2011, along with management’s internal forecast of revenues through the term of the Royalty. Additional revisions have also been made to properly classify and account for the convertible debt issued on November 1, 2012, to further clarify the prior acquisition transactions, material relationships, the potential severe dilutive impact of the discount and resulting control issues associated with its convertible notes, and additional details regarding related party working capital financing, among others.

Restated Amounts:

For November 30, 2012, the restated balance sheet reflects increases in property and equipment of $659,462, accumulated depreciation of $219,816, contingent royalty payable of $801,565, convertible debts of $140,000, derivatives embedded within convertible debts of $280,000 and accumulated deficit of $628,050, respectively. Accounts payable decreased by $153,869.

As a result, the Company is filing this Amended Form 10-K to amend the following and reflect the above:

Impact of the Restatement

	As of November 30, 2012
Balance Sheet Data:	As Previously Reported	Adjustment	As Restated

Property and equipment	$312,803	$659,462	$972,265
Accumulated depreciation	(102,902)	(219,816)	(322,718)
Accounts payable	1,056,847	(153,869)	902,978
Derivatives embedded within convertible debts	54,027	280,000	334,027
Convertible debts	131,273	140,000	271,273
Continent royalty payable	-	801,565	801,565
Accumulated deficit	2,077,325	628,050	2,705,375

	For the Three Months Ended November 30, 2012
Statement of Operations Data:	As Previously Reported	Adjustment	As Restated

Costs of revenues – Depreciation	-	95,547	95,547
Costs of revenues - Other	155,657	(44,118)	111,539
Gross profit (loss)	31,530	(51,429)	(19,899)
Loss from continuing operations	(559,878)	(51,429)	(611,307)
Other expenses – Interest expense	(88,089)	(175,566)	(263,655)
Other expenses – Change in fair value of derivatives	95,171	(89,073)	6,098
Other expenses	7,082	(264,639)	(257,557)
Net loss	(552,796)	(316,068)	(868,864)
Deemed dividend	-	(50,927)	(50,927)
Net loss attributable to common shareholders	(552,796)	(366,995)	(919,791)

	For the Three Months Ended November 30, 2012
Cashflow Data:	As Previously Reported	Adjustment	As Restated

Net loss	$(552,796)	$316,068	$(868,864)
Operating activities – Depreciation and amortization	41,490	54,954	96,444
Operating activities – Remeasurement of derivative liability	95,171	(89,073)	(6,098)
Operating activities – Accretion	68,267	175,566	243,833
Operating activities – Accounts payable and accrued expenses	(76,538)	(3,525)	(80,063)

18.      Subsequent Events

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our Form 10-K/A filed with the Securities and Exchange Commission on June 4, 2013 and all subsequent filings. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

Overview

StreamTrack, Inc. (“StreamTrack,” or the “Company”) is a digital media and technology services company. The Company provides audio and video streaming and advertising services through the RadioLoyaltyTM Platform (the “Platform”) to over 1,100 internet and terrestrial radio stations and other broadcast content providers.

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

Advertising revenue constitutes the majority of our total revenue, representing 77.6% of total revenue for the three months ended November 30, 2012. We anticipate this trend will continue and our revenues will be generated primarily from advertising. Our advertising revenue for the three months ended November 30, 2012 was almost entirely derived from advertising delivered on desktop devices.

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

Key Metrics:

We track listener hours because we believe it is the best key indicator of the growth of our business with Platform. Revenues from advertising through our Platform represented substantially all of revenues for the three months ended November 30, 2012. We also track the number of active users on our Platform as well as the RadioLoyaltyTM app as indicators of the size and quality of our audience, which are particularly important to potential advertisers.Additionally, the Company anticipates launching several new product offerings and initiating certain new significant partnerships during the fiscal year ending August 31, 2013. The Company expects those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. Once these products are launched we will determine key indicators of growth for those products.

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

Costs of Revenue	For the Three Months Ended November 30,
	2012	2011
Costs of revenues
Media network	$175,049	-
Depreciation	95,547
Colocation hosting services	77,457	-
Broadcaster fees	45,344	-
Other	111,539	-
Total costs of revenue	$504,936	$-

Costs of revenues for the three months ended November 30, 2012 totaled $504,936. We did not operate our current business model during the three months ended November 30, 2011. We incurred substantial media network costs associated with the distribution of our content across a variety of advertising networks. Our costs of distributing our content will proportionally decrease dramatically as we reach scale. In order to operate the RadioLoyalty TM online broadcasting platform, RadioLoyalty TM mobile and tablet apps and our ad-serving technologies, we require substantial computing power, hosting and streaming hosting. We operate a substantial technology center at our offices in Santa Barbara, California but also utilize a contracted facility in Los Angeles, California, to support our operations and ensure our systems and content delivery maintain our service level agreements. We refer to these costs as colocation services. Our advertising sales arrangements with over 1,100 RadioLoyalty TM broadcasters facilitate us paying the broadcasters a monthly revenue sharing fee in exchange for advertising inventory around their content and listenership. We refer to these costs as broadcaster commissions in the event that we purchase the ad inventory.  Other costs of sales include depreciation associated with the computer servers at our two colocation facilities, streaming costs, adserving costs, call center operation costs, and various application technologies that support our primary product offerings.

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

Other Expense (Income)	For the Three Months Ended November 30,
	2012	2011
	(Restated)
Other expense (income)
Interest expense	$(263,655)	$-
Change in fair value of derivatives	6,098	-
Total other expense (income)	$(257,557)	$-

Other expense and income for the three months ended November 30, 2012 totaled $(257,557). We did not operate our current business model during the three months ended November 30, 2011. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit. We also recorded the accretion of the Royalty of $35,566 and accretion of various debt discounts associated with our convertible promissory notes of $175,566. The accretion is a result of the amortization of debt discounts to the convertible promissory notes over the term of the convertible promissory notes. Debt discounts recorded during the three months ended November 30, 2012 represented the beneficial conversion feature, warrants to purchase stock, and derivative liability associated with the convertible promissory notes. The original value of the derivative liability was recorded as a debt discount. As a result of the derivative classification, the debt discount had to be re-measured as of the reporting date. The re-measurement resulted in an decrease to the derivative liabilities of $95,171. If the convertible promissory notes issued to the Creditor remain outstanding at any time subsequent to the six-month anniversary of the date the convertible promissory notes were issued, a derivative liability exists and will have to be measured as of each reporting date.

Provision for Income Taxes

 We did not generate profits for the three months ended November 30, 2012. As a result, no provision for income taxes was recorded. For the three months ended November 30, 2011, we recorded a tax benefit of $4,335.

Net Loss Attributable to Common Shareholders	For the Three Months Ended November 30,
	2012	2011
Net loss attributable to common shareholders
Net loss	$(919,791)	$(8,414)

We generated a net loss attributable to common shareholders of $919,791 for the three months ended November 30, 2012 for the reasons set forth above. We did not operate our current business model during the three months ended November 30, 2011.

Liquidity and Capital Resources

As of November 30, 2012 we had cash totaling $63,196, which consisted of cash funds held at major financial institutions. We had net a working capital deficit of $1,411,510 as of November 30, 2012, compared to a net working capital of $975,490 as of August 31, 2012.  Our principal uses of cash during the three months ending November 30, 2012 were funding our operations as described below.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  .  For the three months ended November 30, 2012, the Company recorded a net loss of $868,864. The net loss, along with the November 30, 2012 working capital deficit of $1,411,510 indicates that the Company may have difficulty continuing as a going concern.

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

Our Indebtedness

As of November 30, 2012, we had issued a total of $1,012,000 in convertible promissory notes that remained outstanding as of that date.. We also owe significant balances under a lease agreement for computer servers, and significant balances are owed to the two primary executives that operate our business.

As of November 30, 2012, the conversion price of a total of $147,000 Creditor Notes is based upon a 39% discount to lowest five days closing prices of the Company’s common stock over the ten-day period prior to conversion. As a result, the lower the stock price at the time the Creditor converts the Creditor Notes, the more common shares the Creditor will receive.

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

	November 30,	August 31,
	2012	2012

Stock price	$1.0843	$3.1325
Effective conversion price	$0.6908	$1.1759
Convertible promissory notes balance outstanding	$147,000	$175,500
Actual outstanding shares of common stock	210,973	183,415

Shares issuable upon conversion, at actual price	212,789	149,248
% of outstanding common stock, at actual price	101%	81%
Shares issuable upon conversion, assuming 25% price decrease	283,719	198,997
% of outstanding common stock, assuming 25% price decrease	134%	108%
Shares issuable upon conversion, assuming 50% price decrease	425,578	298,496
% of outstanding common stock, assuming 50% price decrease	202%	163%
Shares issuable upon conversion, assuming 75% price decrease	851,156	596,991
% of outstanding common stock, assuming 75% price decrease	403%	325%

As of November 30, 2012, the conversion price of the $140,000 Vendor Note is based upon a 50% discount to lowest five days bid prices of the Company’s common stock over the five-day period prior to conversion. As a result, the lower the stock price at the time the Vendor converts the Vendor Note, the more common shares the Vendor will receive.

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

	November 30,	August 31,
	2012	2012

Stock price	$1.0843	$-
Effective conversion price	$0.3615	$-
Convertible promissory notes balance outstanding	$140,000	$-
Actual outstanding shares of common stock	210,973	-

Shares issuable upon conversion, at actual price	387,329	-
% of outstanding common stock, at actual price	184%	-%
Shares issuable upon conversion, assuming 25% price decrease	516,438	-
% of outstanding common stock, assuming 25% price decrease	245%	-%
Shares issuable upon conversion, assuming 50% price decrease	774,658	-
% of outstanding common stock, assuming 50% price decrease	367%	-%
Shares issuable upon conversion, assuming 75% price decrease	1,549,315	-
% of outstanding common stock, assuming 75% price decrease	734%	-%

Factoring

The Company utilizes an independent third party to factor its accounts receivables (the “Factor”). The Factor provides advances to the Company on balances owed from its customers. The Factor only provides cash advances on accounts receivable balances it has approved and will not provide cash advances in excess of 70% of the balance of all approved accounts receivable balances. The Factor accepts payments from the Company’s customers that are associated with the approved accounts receivable balances. An interest charge equal to approximately 3% of the rolling balance owed to the Factor is charged to the Company, on an annualized basis. This financing arrangement is recourse. The balance owed to the Factor is secured by all of the Company’s assets. The balance outstanding as of November 30, 2012 was $50,476.

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

Cash flow used by operating activities of continuing operations totaled $452,754 for the three months ended November 30, 2012, compared to $0 used for the three months ended November 30, 2011. We did not operate our current business model during the three months ended November 30, 2011. Operating cash flow was negative during the three months ended November 30, 2012 as we began operations and continued the expansion of our advertising within the RadioLoyalty TM and WatchThis™ Platforms.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITEIES

The Company is currently in default on approximately $104,500 in convertible debts and $111,150 in capital leases. The Company is working with the creditors in order to resolve the default. No default penalties have been assessed by the creditors as of the date of this report.

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
_______________
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

STREAMTRACK, INC.

Date: June 21, 2013	By:	/s/ Michael Hill
	Name:	Michael Hill
	Title:	Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)