Form 10-Q
period 2013-05-31
STREAMTRACK, INC.
filed 2013-07-22
CIK 1442376

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

At July 15, 2013, there were 17,087,768 shares of the Company’s common stock outstanding.

TABLE OF CONTENTS

		Page
PART I

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	3
Item 3.	Controls and Procedures	13

PART II

Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mine Safety Disclosures	14
Item 5.	Other Information	14
Item 6.	Exhibits	15

StreamTrack, Inc.
Unaudited Consolidated Balance Sheets

	As of May 31, 2013	As of August 31, 2012
		(Restated)
Assets
Current assets
Cash	$6,182	$227,435
Accounts receivable, net of allowances of $87,000 and $72,000 at May 31, 2013 and August 31, 2012, respectively	440,021	518,785
Prepaid expenses	32,929	10,981
Total current assets	479,132	757,201
Property and equipment, net	483,161	732,740
Other assets
Note receivable	157,875	150,000
Customer list, net	-	150,166
Other assets	36,469	34,323
Total other assets	194,344	334,489
Total assets	$1,156,637	$1,824,430

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued expenses	$1,240,712	$1,123,041
Line of credit	255,365	68,091
Derivative liabilities embedded within convertible notes payable	109,799	86,115
Capital lease payable, in default	102,105	118,443
Related party payable	426,078	136,978
Contingent royalty payable	345,423	35,822
Convertible note payable	196,500	-
Convertible notes payable, in default, net of debt discount of $0 and $11,299 as of May 31, 2013 and August 31, 2012	147,000	164,201
Total current liabilities	2,822,982	1,732,691
Long term liabilities
Deferred revenues	-	157,805
Contingent royalty payable, net of current portion	496,017	730,177
Convertible promissory notes, net of debt discount of $34,211and $6,370 as of May 31, 2013 and August 31, 2012	275,789	43,630
Related party convertible promissory notes, net of debt discount of $43,081 and $59,983 as of May 31, 2013 and August 31, 2012	381,919	365,017
Total long term liabilities	1,153,725	1,296,629
Total liabilities	3,976,707	3,029,320
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 0 and 100 shares issued and outstanding as of May 31, 2013 and August 31, 2012	-	-
Common stock, $0.0001 par value: 1,000,000,000 shares authorized; 16,948,879 and 183,415 shares issued and outstanding as of May 31, 2013 and August 31, 2012	1,695	18
Additional paid-in capital	1,373,895	1,346,968
Deferred stock based compensation	(552,457)	(766,292)
Accumulated deficit	(3,643,203)	(1,785,584)
Total stockholders’ deficit	(2,820,070)	(1,204,890)
Total liabilities and stockholders’ deficit	$1,156,637	$1,824,430

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended May 31, 2013	Three Months Ended May 31, 2012	Nine Months Ended May 31, 2013	Period From Inception, November 30, 2011, Through May 31, 2012
Revenue:
Advertising	$348,904	$473,456	$1,017,424	$1,026,123
Services	9,100	35,701	206,794	85,692
Total revenue	358,004	509,157	1,224,218	1,111,815
Costs of sales:
Depreciation and amortization	91,130	79,365	282,224	154,377
Colocation services	47,850	75,624	164,458	159,907
Broadcaster commissions	61,327	46,141	159,559	100,968
Other costs	191,285	293,790	669,411	617,039
Total costs of sales	391,592	494,920	1,275,652	1,032,291
Gross (loss) profit	(33,588)	14,237	(51,434)	79,524
Operating expenses:
Product development	151,193	36,587	389,707	71,866
Officer compensation	120,000	45,161	347,379	95,348
Sales and marketing	43,309	44,806	247,937	80,747
Other expenses	212,255	311,395	625,787	490,525
Total operating expenses	526,757	437,949	1,610,810	738,486
Operating loss from continuing operations before other income (expenses) and provision for income taxes	(560,345)	(423,712)	(1,662,244)	(658,962)
Other income (expenses)
Interest income	2,625	-	7,875	-
Interest expense	(94,637)	(23,531)	(135,837)	(43,651)
Interest expense – accretion	(56,303)	(35,198)	(373,724)	77,482)
Gain on disposal of assets	71,847	-	71,847	-
Change in fair value of derivatives	663,372	-	285,391	-
Total other income (expenses)	586,904	(58,729)	(144,448)	(121,133)
Income (loss) from continuing operations before provision for income taxes	26,559	(482,441)	(1,806,692)	(780,095)
Income tax benefit (expense)	-	-	-	-
Net income (loss) from continuing operations	26,559	(482,441)	(1,806,692)	(780,095)
Loss from discontinued operations	-	(41,464)	-	(111,106)
Net income (loss)	26,559	(523,905)	(1,806,692)	(891,201)
Dividend	-	(1,600,063)	(50,927)	(1,600,063)
Net income (loss) attributable to common stockholders	$26,559	$(2,123,968)	$(1,857,619)	$(2,491,264)
Basic and diluted net income (loss) per share attributable to common stockholders	$0.01	$(18.28)	$(0.24)	$(26.51)
Weighted-average number of shares used in computing basic and diluted per share amounts	5,277,530	116,199	7,848,130	93,961

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.
Unaudited Consolidated Statements of Cash Flows

	For the Nine Months Ended May 31, 2013	Period From Inception, November 30, 2011, Through May 31, 2012
Cash flows from operating activities
Net loss	$(1,806,692)	$(891,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	217,165	10,300
Bad debt expense	18,057	12,000
Depreciation and amortization	289,329	148,136
Re-measurement of derivative liabilities	(285,391)	-
Accretion	373,724	81,127
Finance fees	41,865	-
Gain on disposal of assets	(71,847)	-
Changes in assets and liabilities:
Accounts receivable	53,880	(36,121)
Prepaid expenses	(21,948)	20,243
Other assets	(2,146)	(8,780)
Accounts payable and accrued expenses	352,922	332,651
Deferred revenue	(157,805)	-
Net cash used in operating activities	(998,887)	(331,645)
Cash flows from financing activities
Proceeds from issuance of convertible promissory notes	360,000	346,969
Proceeds from line of credit	213,500	-
Payments on capital lease	(9,000)	(28,606)
Interest on note receivable	(7,875)	-
Net advances from related parties	289,100	3,993
Net (payments) advances to Factor	(68,091)	146,800
Net cash provided by financing activities	777,634	469,156
Cash Flows used in discontinued operations
Cash Flows from operations activities	-	(135,167)
Cash Flows from investing activities	-	(68,325)
Cash Flows from financing activities	-	142,025
Net cash used in discontinued operations	-	(61,467)
Net (decrease) increase in cash and cash equivalents	(221,253)	76,044
Cash and cash equivalents at beginning of year	227,435	-
Cash and cash equivalents at end of year	$6,182	$76,044

Supplemental disclosures of noncash financing activities
Deemed dividend	$50,927	$-
Issuance of common stock for conversion of debts	$72,000	$84,500
Computer software contributed by shareholder	$-	$83,020
Supplemental disclosures of cash flow information
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$35,940	$36,570

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.
Notes to Consolidated Financial Statements

1.   Nature of Business

StreamTrack, Inc. (“StreamTrack,” or the “Company”) is a digital media and technology services company. The Company provides audio and video streaming and advertising services through the RadioLoyaltyTM Platform (the “Platform”) to a global group of internet and terrestrial radio stations and other broadcast content providers. The Platform consists of a web player that manages audio and video content streaming, manages audio, display and video ad serving within the web player and is also capable of replacing original broadcast audio ads with audio, display and video ads within the player in a live or on demand environment. StreamTrack is also continuing development of WatchThis™, a patent-pending merchandising in-stream technology to provide IP television streaming services, advertising and e-commerce services. The Company’s digital media and technology services are offered to a worldwide audience and customer base.

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

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K/A for the period ended August 31, 2012, filed on June 4, 2013.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, StreamTrack Media, Inc., a California corporation. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the nine months ended May 31, 2013, the Company recorded a net loss of $1,806,692. The net loss, along with the May 31, 2013 working capital deficit of $2,343,850, indicate that the Company may have difficulty continuing as a going concern.

Management is confident but cannot guarantee that additional capital can be raised in order to repay debts and continue operations. For the twelve months ending May 31, 2014, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others of $173,110, $343,500, and $102,105, respectively. Normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management’s business plan. Since inception and through the date of these financial statements, the Company has successfully raised a significant amount of capital. On April 11, 2013, the Company closed a non-dilutive line of credit financing for $250,000 with an institutional fund. Subsequently, the institutional fund has increased the Company’s line of credit to $330,000. Additionally, the Company anticipates launching several new product offerings and initiating certain new significant partnerships during the fiscal year ending August 31, 2013. The Company expects those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. The Company will attempt to have its potential partners pay for the majority of these costs but management can not be certain that arrangement will occur. Management may potentially make a business decision to move forward, delay, or cancel certain partnerships because of the Company’s overall capital needs. Nonetheless, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to reach break-even and become profitable. If the Company is unable to become profitable, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.   Composition of Certain Financial Statement Captions

Accounts Receivable

Accounts receivable, net consisted of the following:

	May 31, 2013	August 31, 2012

Accounts receivable	$527,021	$590,785
Allowance for doubtful accounts	(87,000)	(72,000)
Accounts receivable, net	$440,021	$518,785

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged to Operations	Write-offs, Net of Recoveries	Balance at End of Period

For nine months ended May 31, 2013	$72,000	$18,057	$3,057	$87,000
Period from inception, November 30, 2011, through May 31, 2012	-	12,000	-	-

Property and Equipment

Property and equipment consisted of the following:

	May 31, 2013	August 31, 2012

Software	$771,666	$771,666
Servers, computers, and other related equipment	198,924	198,924
Leasehold improvements	1,675	1,675
	972,265	972,265
Less accumulated depreciation and amortization	(489,104)	(239,525)
Property and equipment, net	$483,161	$732,740

Depreciation expense totaled $83,193 and $239,579 for the three and nine months ended May 31, 2013, respectively. Depreciation expense for the three months ended May 31, 2012 and for the period from inception, November 30, 2011, through May 31, 2012 totaled $81,182 and $156,587, respectively. There have been no write-offs or impairments of property and equipment since the Company’s inception on November 30, 2011.

Note receivable

Note receivable consisted of a $150,000 convertible promissory note bearing 7% annual compounded interest due from a digital content provider on or before August 28, 2016. The balance owed can be converted into either preferred stock or common stock of the digital content provider, at the Company’s election, subject to certain conditions and contingencies. The Company agreed to work with the digital content provider to make modifications to its UniversalPlayer TM technology platform to better suit the digital content provider’s specific needs. The Company received a $25,000 deposit with the remaining balance of the contract in the form of the note receivable. The Company expects to receive the remaining fees when the modifications are completed, the technology is fully integrated and operational, and the digital content provider is generating revenue within its advertising segment.

Customer List

Customer list, net consisted of the following:

	May 31, 2013	August 31, 2012

Original cost	$-	$159,000
Less accumulated amortization	-	(8,834)
Customer list, net	$-	$150,166

Amortization expense totaled $8,834 and $39,750 three and nine months ended May 31, 2013, respectively. Amortization expense for the three months ended May 31, 2012 and the period from inception, November 30, 2011, through May 31, 2012 totaled $0, respectively. The Customer List was acquired on July 1, 2012. On May 1, 2013, the Company entered into a settlement agreement to dispose of the customer list.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	May 31, 2013	August 31, 2012

Accounts payable	$938,917	$1,030,716
Accrued interest	119,132	17,673
Accrued broadcaster commissions	73,474	28,870
Accrued consulting fees	51,205	41,500
Accrued payroll	53,814	-
Credit card	4,170	4,282
Accounts payable and accrued expenses	$1,240,712	$1,123,041

Deferred Revenues

Deferred revenues consisted of the following:

	May 31, 2013	August 31, 2012

Balance due upon completion of special project, secured by a convertible promissory note	$-	$150,000
Customer deposits	-	7,805
Deferred revenues	$-	$157,805

Stock Based Compensation

Stock-based compensation expenses related to all employee and non-employee stock-based awards for the three and nine months ended May 31, 2013 are classified within the statements of operations as follows.

	Three Months Ended May 31, 2013	Nine Months Ended May 31, 2013

Product development	$48,583	$145,750
Marketing and sales	2,208	25,790
Other	19,125	45,625
Total stock-based compensation	$69,917	$217,165

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

The fair value of these financial assets and liabilities was determined using the following inputs at May 31, 2013:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Fair values as of May 31, 2013
Assets:
None	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities:
None	$-	$-	$-	$-

Total liabilities measured at fair value	$-	$-	$-	$-

Fair values as of May 31, 2013
Liabilities:
Convertible promissory notes	$-	$1,001,208	$-	$1,001,208
Derivative liabilities	-	109,799	-	109,799

Total liabilities measured at fair value	$-	$1,111,007	$-	$1,111,007

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

Acquisition of Customer List from Rightmail, LLC and Rescission

On July 1, 2012, RL acquired a customer list (the “Customer List”) from Rightmail, LLC (“Rigthmail”), an entity Michael Freides retained a 100% ownership in at the time. The Customer List included a variety of web advertisers and web publishers Mr. Freides had previously worked with. The consideration given to Rightmail consisted of 395,238 shares of the Company’s common stock. The purchase price of $159,000 was classified on the Company’s balance sheets as an intangible asset – customer list. The Company determined it would amortize the customer list over a period of three years.

On May 1, 2013, RL entered into a settlement and rescission agreement with Rightmail, LLC, Michael Freides and Jennifer Freides. The settlement and rescission agreement provided for the following: (i) cancellation of all shares of the Company’s common stock previously issued to Michael Freides and Jennifer Freides (the “Rightmail Officers”) (ii) issuance of 250,000 shares of the Company’s common stock to Michael Freides (iii) cancellation of any and all other amounts owed between the Company and Rightmail and (iv) the assignment of certain accounts payables balances, already included in the Company’s accounts payable, that total $139,634, to the Company.

Assignment of certain accounts payables balances to Rightmail	$7,583
Writeoff of customer list accumulated amortization	44,170
Writeoff of accrued consulting fees owed to Rightmail Officers	103,256
Value of settlement shares issued to Rightmail owner, Michael Freides	(72,500)
Writeoff of amount due from Rightmail	(3,835)
Assignment of certain accounts receivable balances to Rightmail	(6,827)
Gain on disposal of assets	$71,847

5. Commitments and Contingencies

Royalty on RadioLoyaltyTM Revenues

Lenco is owed a 3.5% royalty on all revenues generated by the Platform for the period from November 1, 2011 through November 1, 2014. No other compensation is due to Lenco. The Royalty was assumed by RL on December 1, 2011 and subsequently assumed by the Company’s subsidiary, StreamTrack Media, Inc. (“StreamTrack), in connection with the August 31, 2012 asset purchase agreement between the Company, StreamTrack and RL. As of December 1, 2011, RL estimated the total Royalty owed to Lenco during the term of the Royalty was $1,051,786. RL determined the present value of the payments estimated to be owed to Lenco during the term of the Royalty. A discount factor of 20.06% was used. This percentage represented the Company’s estimated effective cost of capital during the period from its inception through the date of these financial statements. The present value of the Lenco Contingent Royalty was estimated to be $659,462 as of December 1, 2011. During the period from August 31, 2012 through May 31, 2013, RL recorded accretion of the estimated Lenco Contingent Royalty of $75,441. This amount is classified within interest expense – accretion in the statement of operations. The present value of the Lenco Contingent Royalty as of May 31, 2013 was estimated to be $841,440.

As of May 31, 2013, the Company calculated that the Royalty actually owed to Lenco through May 31, 2013 was $25,366. However, Lenco owed the Company approximately $132,000 as of the date of these financial statements for hosting services provided to Lenco subsequent to December 1, 2011. No royalty payments have been made by the Company to Lenco as a result of this balance being owed to the Company. The asset purchase agreement dated December 1, 2011 between RL and Lenco does not contain any default provisions, penalties or any other immediate negative consequences to the Company in the event that the Company does not pay the Royalty. The Company and Lenco are currently in negotiations to satisfy the obligations each party has to the other.

Leases

The Company conducts its operations using leased office facilities in Santa Barbara, California.

The following is a schedule of future minimum lease payments under operating leases as of May 31, 2013:

For the Twelve Month Period Ending May 31,
2014	$173,110
2015	-
2016	-
2017	-
2018	-
All future years	-
Total minimum lease payments	$173,110

The leases consist of separate arrangements expiring through 2014. The Company has the right to renew the leases for an additional two years at increased rental rates. Rent expenses for the three and nine months ended May 31, 2013 totaled $45,639 and $137,821, respectively. Rent expense for the three months ended May 31, 2012 and the period from inception, November 30, 2011, through May 31, 2012 totaled $48,539 and $97,378, respectively. The Company recognizes rent expense on a straight-line basis over the lease term including expected renewal periods. The difference between rent expenses and rent payments is recorded as deferred rent in current and long-term liabilities. No deferred rent existed as of May 31, 2013 and August 31, 2012, respectively.

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

6. Income Taxes

The provision for income tax (expense) benefit consists of the following:

	For the Nine Months Ended May 31, 2013	Period From Inception, November 30, 2011, Through May 31, 2012
Current
Federal	$-	$-
State and local	-	-
Total current income tax (expense) benefit	-	-
Deferred
Federal	$(614,275)	$(303,008)
State and local	(271,004)	(133,680)
Valuation allowance	885,279	436,688
Total deferred income tax (expense) benefit	-	-

Total income tax (expense) benefit	$-	$-

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented.

	For the Nine Months Ended May 31, 2013	Period From Inception, November 30, 2011, Through May 31, 2012

U.S. federal taxes at statutory rate	34%	34%
State taxes, net of federal benefit	15	15
Permanent differences	-	-
Change in valuation allowance	(49)	(49)
Change in rate	-	-
Other	-	-
Effective tax rate	-%	-%

The major components of deferred tax assets and liabilities were as follows:

	May 31, 2013	August 31, 2012
Deferred tax assets:
Net operating loss carryforwards	$4,300,000	$1,600,000
Tax credit carryforwards	-	-
Allowances and other	-	-
Depreciation and amortization	-	-
Total deferred tax assets	4,300,000	1,600,000
Deferred tax liabilities:
Depreciation and amortization	-	-
Total deferred tax liabilities	-	-
Valuation allowance	(4,300,000)	(1,600,000)
Net deferred tax assets	$-	$-

As of May 31, 2013, the Company had federal net operating loss carryforwards of approximately $4,300,000, which includes stock-based compensation deductions of approximately $476,430. The federal net operating losses and tax credits expire in years beginning in 2028. As of May 31, 2013, the Company had state net operating loss carryforwards of approximately $4,300,000, which expire in years beginning in 2028. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Company has previously experienced “ownership changes” under section 382 of the Code and comparable state tax laws. The Company estimates that none of the federal and state pre-change net operating losses will be limited under Section 382 of the Code.

As of May 31, 2013, the Company maintained a full valuation allowance on its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

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

Assets under capital lease, included within property and equipment on the balance sheet, as of May 31, 2013 and August 31, 2012 were as follows:

	May 31, 2013	August 31, 2012

Servers	$147,049	$147,049
Less: accumulated depreciation	(85,757)	(43,062)
Net assets under capital lease	$61,292	$103,987

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

Payments
For the Twelve Month Period Ending May 31,
2014	$102,105
2015	-
Total lease payments	102,105
Less: amount representing interest	-
Present value of minimum lease payments	$102,105

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

The related party payable as of May 31, 2013 consists of unpaid compensation and non-interest bearing cash advances and charges on personal credit lines made on behalf of the Company by the Executives. The balances owed to the Executives are not secured and are due on demand. Interest will be charged on these balances. However, no formal agreement has been executed to quantify the interest.

9.   Factor Line of Credit

On January 26, 2012 the Company executed a contract with an unrelated party (the “Factor”) to provide financing to the Company in the form of a factoring line of credit. The Company utilizes the factoring line of credit to receive cash advances on its accounts receivable balances prior to its customers paying the balances owed to the Company. The Factor charges a variety of fees totaling approximately 3% of the funds advanced by the Factor. Transactions involving the Factor for the nine months ended May 31, 2013 are detailed in the table below.

Balance, August 31, 2012	$68,091
Advances from Factor	433,095
Fees charged by Factor	42,044
Total	543,230
Payments received from the Company or its customers	(543,230)
Balance, May 31, 2013	$-

On April 16, 2013, the Company executed a payoff agreement with the Factor and made payment to the Factor in full satisfaction of all amounts owed to the Factor. By executing the payoff agreement, the Company also terminated its agreement with the Factor.

10.  Debt Instruments – In Default

The Company has relied on financing from a lender since 2010 (the “Creditor”). Each note issued by the Creditor (the “Creditor Notes”) bears interest per annum at a rate of 8% and is generally payable within six months from the issuance date. The table below details the transactions with the Creditor during the nine months ended May 31, 2013. The Company is currently in default on these Creditor’s Notes.

Creditor’s Notes, in default, principal balance as of August 31, 2012	$175,500
Default penalties	59,980
Conversion of a portion of December 28, 2011 Creditor’s Note to common stock	(28,500)
Creditor’s Notes, in default, principal balance as of May 31, 2013	$206,980

11.   Debt Instruments

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

The table below details the transactions with the Creditor involving debts that are not in default, during the nine months ended May 31, 2013.

Creditor’s Notes, principal balance as of August 31, 2012	$-
Issuance of December 28, 2012 Creditor Note	100,000
Conversion of Creditor’s Note to common stock	-
Creditor’s Notes, principal balance as of May 31, 2013	$100,000

As of May 31, 2013, the conversion price of a total of $306,980 Creditor Notes, including certain Creditor Notes that are in default as of the date of these financial statements, and accrued interest of approximately $29,907 is based upon a 39% discount to lowest five days closing prices of the Company’s common stock over the ten-day period prior to conversion. As a result, the lower the stock price at the time the Creditor converts the Creditor Notes, the more common shares the Creditor will receive.

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

	May 31, 2013	February 28, 2013	November 30, 2012	August 31, 2012

Stock price	$0.2000	$1.5663	$1.0843	$3.1325
Effective conversion price	$0.2089	$0.4263	$0.6908	$1.1759
Convertible promissory notes balance outstanding	$336,887	$247,000	$147,000	$175,500
Actual outstanding shares of common stock	16,948,879	360,973	210,973	183,415
Shares issuable upon conversion, at actual price	1,612,480	579,448	212,789	149,248
% of outstanding common stock, at actual price	10%	161%	101%	81%
Shares issuable upon conversion, assuming 25% price decrease	2,149,973	772,597	283,719	198,997
% of outstanding common stock, assuming 25% price decrease	13%	214%	134%	108%
Shares issuable upon conversion, assuming 50% price decrease	3,224,960	1,158,895	425,578	298,496
% of outstanding common stock, assuming 50% price decrease	19%	321%	202%	163%
Shares issuable upon conversion, assuming 75% price decrease	6,449,919	2,317,791	851,156	596,991
% of outstanding common stock, assuming 75% price decrease	38%	642%	403%	325%

The Company issued a non-interest bearing convertible promissory note due on demand (the “Vendor Note”) to settle all outstanding debts with a former vendor (the “Vendor”). The table below details the transactions with the Vendor during the nine months ended May 31, 2013.

Vendor Notes, principal balance as of August 31, 2012	$-
Issuance of November 1, 2012 Vendor Note	140,000
Conversion of Vendor Note to common stock	(43,500)
Vendor Note, principal balance, May 31, 2013	$96,500

As of May 31, 2013, the conversion price of the $96,500 Vendor Note is based upon a 50% discount to lowest five days bid prices of the Company’s common stock over the five-day period prior to conversion. As a result, the lower the stock price at the time the Vendor converts the Vendor Note, the more common shares the Vendor will receive.

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

	May 31, 2013	February 28, 2013	November 30, 2012	August 31, 2012

Stock price	$0.2000	$1.5663	$1.0843	$-
Effective conversion price	$0.1000	$0.4263	$0.3615	$-
Convertible promissory notes balance outstanding	$96,500	$140,000	$140,000	$-
Actual outstanding shares of common stock	16,948,879	360,973	210,973	-
Shares issuable upon conversion, at actual price	965,000	331,990	387,329	-
% of outstanding common stock, at actual price	6%	92%	184%	-%
Shares issuable upon conversion, assuming 25% price decrease	1,286,667	442,653	516,438	-
% of outstanding common stock, assuming 25% price decrease	8%	123%	245%	-%
Shares issuable upon conversion, assuming 50% price decrease	1,930,000	663,979	774,658	-
% of outstanding common stock, assuming 50% price decrease	11%	184%	367%	-%
Shares issuable upon conversion, assuming 75% price decrease	3,860,000	1,327,958	1,549,315	-
% of outstanding common stock, assuming 75% price decrease	23%	368%	734%	-%

In connection with the acquisition of RL on August 31, 2012, the Company assumed six convertible promissory notes previously issued by RL (the “RL Notes”). The RL Notes bear interest at 4% per annum and are due in full, including principal and interest, three years from the issuance date. The RL Notes also include a conversion option whereby the holders of the RL Notes may elect at any time to convert any portion or the entire balance of the RL Notes they hold into the Company’s common stock at a conversion price of $0.41. The Company issued an additional convertible promissory note in March 2013 under similar terms to the original RL Notes. The table below details the transactions associated with the RL Notes during the nine months ended May 31, 2013.

RL Notes, principal balance as of August 31, 2012	$475,000
Issuance of convertible promissory notes	260,000
Conversion of convertible promissory note to common stock	-
RL Notes, principal balance, May 31, 2013	$735,000

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

As of May 31, 2013, the amounts of long-term and short-term convertible promissory notes payable are stated at contract amounts that approximate fair value based on current interest rates available in the United States of America.

Future maturities of the principal balances of the Company’s convertible promissory notes, in the aggregate, are as follows for the twelve-month period ending May 31,

2014	$403,480
2015	150,000
2016	585,000
Thereafter	-
$1,138,480

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

The six-month anniversary of the August 8, 2012 Creditor’s Note was February 4, 2013. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $55,065 as of February 4, 2013. On May 31, 2013 and February 28, 2013, the Company re-measured the derivative liability using the input attributes below and determined the value to be $3,610 and $113,671, respectively. Other income of $110,961 and $51,455 was classified as “change in fair value of derivatives” and was recorded for the three and nine months ended May 31, 2013 and included in the statement of operations in order to adjust the derivative liability to the re-measured value.

	May 31, 2013	February 28, 2013	February 4, 2013

Expected life (in years)	0.10	0.17	0.24
Balance of note outstanding	$63,377	$42,500	$42,500
Stock price	$0.2000	$1.5663	$0.8434
Effective conversion price	$0.2089	$0.4263	$0.3675
Shares issuable upon conversion	303,349	99,703	115,658
Risk-free interest rate	0.40%	0.11%	0.07%
Expected volatility	61.83%	61.83%	61.83%
Expected dividend yield	-	-	-

The Vendor Note was executed on November 1, 2012 and was immediately convertible into the Company’s common stock at a 50% discount to the lowest bid price as quoted on the OTC Bulletin Board for the five days prior to the conversion date. As a result of the fact that the number of shares the Vendor Note was convertible into was indeterminable, the Company determined a derivative liability was embedded within the Vendor Note. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $190,927 as of November 1, 2012. As a result of the valuation of the derivative liability being in excess of the value of the proceeds of the Vendor Note by $50,927, a deemed dividend of $50,927 was recorded by the Company on November 1, 2012. The debt discount associated with the Vendor Note was immediately expensed to interest expense – accretion as a result of the Vendor Note being immediately convertible and due on demand. On May 31, 2013, February 28, 2013 and November 30, 2012, the Company re-measured the derivative liability using the input attributes below and determined the value to be $96,500, $380,028 and $280,000, on each date, respectively. Other income of $283,528 and $94,427 was classified as “change in fair value of derivatives” and was recorded for the three and nine months ended May 31, 2013, respectively, and included in the statement of operations in order to adjust the derivative liability to the re-measured value.

	May 31, 2013	February 28, 2013	November 30, 2012	November 1, 2012

Expected life (in years)	0.10	0.10	0.10	0.10
Balance of note outstanding	$96,500	$140,000	$140,000	$140,000
Stock price	$0.20	$1.5663	$1.0843	$1.5663
Effective conversion price	$0.10	$0.4217	$0.3615	$0.6627
Shares issuable upon conversion	965,000	331,990	387,329	211,273
Risk-free interest rate	0.40%	0.17%	0.18%	0.18
Expected volatility	61.83%	61.83%	61.83%	61.83
Expected dividend yield	-	-	-

The six-month anniversary of the May 24, 2012 Creditor’s Note was November 20, 2012. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $63,083 as of November 20, 2012. On May 31, 2013, February 28, 2013 and November 30, 2012, the Company re-measured the derivative liability using the input attributes below and determined the value to be $6,768, $209,938 and $41,964 respectively. Other income of $203,171 and $56,315 was classified as “change in fair value of derivatives” and was recorded for the three and nine months ended May 31, 2013 and included in the statement of operations in order to adjust the derivative liability to the re-measured value.

	May 31, 2013	February 28, 2013	November 30, 2012	November 20, 2012

Expected life (in years)	0.10	0.10	0.25	0.28
Balance of note outstanding	$118,815	$78,500	$78,500	$78,500
Stock price	$0.2000	$1.5663	$1.0800	$1.3200
Effective conversion price	$0.2089	$0.4263	$0.7200	$0.7200
Shares issuable upon conversion	568,698	184,156	116,566	105,138
Risk-free interest rate	0.40%	0.11%	0.08%	0.08%
Expected volatility	61.83%	61.83%	61.83%	61.83%
Expected dividend yield	-	-	-

The Company also re-measured the derivative liability associated with the December 28, 2011 Creditor’s Note using the input attributes below and determined the value to be $2,922, $69,534 and $12,063 as of May 31, 2013, February 28, 2013 and November 30, 2012, respectively. Other expense income of $66,612 and $83,193 was classified as “change in fair value of derivatives” and recorded for the three and nine months ended May 31, 2013 and included in the statement of operations in order to adjust the derivative liability to the re-measured value.

	May 31, 2013	February 28, 2013	November 30, 2012

Expected life (in years)	0.1	0.1	0.1
Balance of note outstanding	$51,292	$26,000	$26,000
Stock price	$0.2000	$1.5663	$1.0800
Effective conversion price	$0.2089	$0.4263	$0.7200
Shares issuable upon conversion	245,505	60,994	36,111
Risk-free interest rate	0.40%	0.11%	0.08%
Expected volatility	61.83%	61.83%	61.83%
Expected dividend yield	-	-	-

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

On March 7, 2013, to complete the acquisition of RL, and a recapitalization of the Company, the Company issued a total of 14,868,095 shares of its common stock, on a post-split basis, to the former shareholders of RL in connection with the asset purchase agreement between the Company and RL dated August 31, 2012.

On March 7, 2013, the holders of the Series A Preferred Stock elected to convert all outstanding shares of Series A Preferred Stock to 1,510,417 shares of the Company’s common stock, on a post-split basis. Subsequent to these conversions, no further shares of the Series A Preferred Stock remained outstanding.

Detachable Stock Warrants

In connection with the acquisition of RL on August 31, 2012, the Company assumed a total of 362,500 detachable stock warrants from RL (the “RL Warrants”). The RL Warrants have a three-year term and are convertible into the Company’s common stock at an exercise price of $0.41 per share. The RL Warrants had been previously convertible into RL common stock at a price of $0.50 per share. The exercise price of the RL Warrants, that became exercisable for issuance of the Company’s common stock as of August 31, 2012, was adjusted to $0.41 upon the closing of the August 31, 2012 acquisition.

Deeded Dividend

A deemed dividend of $50,927 was recorded by the Company on November 1, 2012, in connection with the issuance of the Vendor Note.

Stock Based Compensation

The fair value of the Company’s Restricted Stock Units (“RSUs”) is expensed ratably over the vesting period. RSUs vest daily on a cliff basis over the service period, generally three years. The Company recorded stock-based compensation expense related to restricted stock units of $$69,917 and $217,165 during the three and nine months ended May 31, 2013. As of May 31, 2013, total compensation cost not yet recognized of $552,457 related to non-vested RSUs, is expected to be recognized over a weighted average period of 2.50 years.

The following table summarizes the activities for the Company’s RSUs for the period ended May 31, 2013:

	Number of Shares	Weighted- Average Grant-Date Fair Value (1)

Unvested at August 31, 2012	1,825,588	$0.53
Granted	24,650	0.53
Vested	(361,935)	0.53
Canceled	7,250	0.00

Unvested at May 31, 2013	1,298,611	$0.53

Expected to vest after May 31, 2013	1,298,611	$0.53
_____________
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

	For the Three Months Ended May 31, 2013	For the Three Months Ended May 31, 2012	For the Nine Months Ended May 31, 2013	From Inception, November 30, 2011, Through May 31, 2012

Weighted-average common shares outstanding used in computing basic and diluted net loss per share:	5,277,530	116,199	7,848,130	93,961

Net loss per share, basic and diluted	$0.01	$(18.28)	$(0.24)	$(26.51)

Common stock equivalents not included in calculated of diluted net loss per share:
Creditor Notes (1)	1,612,673	-	1,612,673	-
Vendor Note	965,000	-	965,000	-
RL Notes (2)	1,864,014	365,854	1,864,014	365,854
RL Warrants (3)	362,500	75,000	362,500	75,000
Total quantifiable common stock equivalents	4,804,187	430,854	4,804,187	430,854

(1)
As of May 31, 2013, Creditor's Notes and accrued interest of $336,887 remained outstanding. The Company has estimated the number of shares of common stock the holder of the convertible promissory note agreements could have been issued had the holder elected to convert the convertible promissory notes to common stock as of May 31, 2013. The holder did not make such an election as of May 31, 2013.

(2)
In connection with the August 31, 2012 asset purchase agreement with RL, the Company assumed the RL Notes. As of the date of these financial statements, the RL Notes and accrued interest were convertible into 1,864,014 shares of the Company’s common stock.

(3)
In connection with the August 31, 2012 asset purchase agreement with RL, the Company assumed the RL Warrants. As of the date of these financial statements, the RL Warrants were convertible into 362,500 shares of the Company’s common stock.

15.  Subsequent Events

The Lender increased the Company’s available line of credit in June 2013. As of July 15, 2013, the Company’s available line of credit with the lender was $330,000. Subsequent to May 31, 2013, the Company has received additional advances from this line of credit of approximately $65,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our Form 10-K/A for the fiscal year ended August 31, 2012 filed with the Securities and Exchange Commission June 4, 2013 and all subsequent filings. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

Overview

StreamTrack, Inc. (“StreamTrack,” or the “Company”) is a digital media and technology services company. The Company provides audio and video streaming and advertising services through the RadioLoyaltyTM Platform (the “Platform”) to over a global group of over 1,500 internet and terrestrial radio stations and other broadcast content providers.

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

Advertising revenue constitutes the majority of our total revenue, representing 97.5% and 83.1% of total revenue for the three and nine months ended May 31, 2013. We anticipate this trend will continue and our revenues will be generated primarily from advertising. Our advertising revenue for the nine months ended May 31, 2013 was almost entirely derived from advertising delivered on desktop devices.

We deliver content on mobile devices through our RadioLoyaltyTM app but we do not currently generate significant mobile advertising revenues. Management believes that mobile advertising represents an opportunity for the Company in the coming years and on an ongoing basis. Management expects the mobile advertising market will grow at substantial rates in the coming years. However, many challenges exist in this market. We believe these challenges will be solved primarily with new technologies. We believe our current technologies and other technology under development will solve some of these challenges. By solving these challenges we will be able to monetize the mobile listenership we are growing today.

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

Key Metrics:

We track listener hours because we believe it is the best key indicator of the growth of our business with Platform. Revenues from advertising through our Platform represented substantially all of revenues for the three and nine months ended May 31, 2013. We also track the number of active users on our Platform as well as the RadioLoyaltyTM app as indicators of the size and quality of our audience, which are particularly important to potential advertisers. Additionally, the Company anticipates launching several new product offerings and initiating certain new significant partnerships during the fiscal year ending August 31, 2013. The Company expects those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. Once these products are launched we will determine key indicators of growth for those products.

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

Comparison of the Nine Months Ended May 31, 2013 and Period From Inception, November 30, 2011, Through May 31, 2012

	Nine Months Ended May 31, 2013	Period From Inception, November 30, 2011, Through May 31, 2012
Revenue
Advertising
Video	$229,151	864,874
Display	321,607	145,693
Lead generation	289,306	-
Other	177,360	15,556
Total	1,017,424	1,026,123
Services	206,794	85,692
Total revenue	$1,224,218	$1,111,815

Revenues for the nine months ended May 31, 2013 and the period from inception, November 30, 2011, through May 31, 2012, totaled $1,224,218 and $1,111,815 respectively. We generated substantial revenues from video and display Ads utilizing our Platform and the listenership from over 1,500 of our radio broadcasters. Video revenues were more substantial in the period from November 30, 2011 through May 31, 2012 as the Company benefitted from a significant short-term trend where video advertising arbitrage sales were substantial. Market conditions have changed and video advertising arbitrage sales were minimal during the nine months ended May 31, 2013. Upon the acquisition of Rightmail on July 1, 2012, we also began generating substantial lead generation revenues. We continue to record lead generation revenues today but do not utilize the Rightmail customer list. We did not generate substantial lead generation revenues in the period from November 30, 2011 through May 31, 2012. Display advertising increased during the nine months ended May 31, 2013 as the Company began focusing more of its effort on filling advertisements in the display and video category within the Platform itself as opposed to display and video advertisements in traditional internet webpage formats. We also have generated substantial revenues from our services related to the integration of our technology with our customer’s advertising systems and related infrastructure. The white labeling of the Platform for Scratch.fm was completed in February 2013 and resulted in the recognition of $175,000 in services revenues. Services revenues generated in the period from November 30, 2011 through May 31, 2012 consisted almost entirely of the provision of hosting services to one customer. We also expanded our call center operations during the nine months ended May 31, 2013. We anticipate generating additional advertising revenues from the launch of several new product offerings and certain new significant partnerships during the year ending August 31, 2013.
	Nine Months Ended May 31, 2013	Period From Inception, November 30, 2011, Through May 31, 2012
Costs of revenues
Depreciation and amortization	$282,224	154,377
Colocation services	164,458	159,907
Broadcaster commissions	159,559	100,968
Other	669,411	617,039
Total costs of revenue	$1,275,652	$1,032,291

Costs of revenues for the nine months ended May 31, 2013 and the period from inception, November 30, 2011, through May 31, 2012, totaled $1,275,652 and $1,032,291 respectively. Each reporting period we have recorded substantial amortization costs associated with the Platform. The significant amortization costs associated with the Platform are anticipated to continue until the Platform asset value is fully amortized on December 1, 2014. In order to operate the Platform and the RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we require substantial computing power, hosting and streaming hosting. We operate a substantial technology center at our offices in Santa Barbara, California but also utilize a contracted facility in Los Angeles, California, to support our operations and ensure our systems and content delivery maintain our service level agreements. We refer to these costs as colocation services. Colocation services costs should increase as our business grows. However, our current costs should remain fixed until and if we reach a substantial listener hours level that exceeds approximately 15,000,000 hours per month. We currently generate approximately 1,000,000 listener hours per month. Our advertising sales arrangements with over 1,500 broadcasters facilitate us paying the broadcasters a monthly revenue sharing fee. We refer to these costs as broadcaster commissions. Broadcaster commissions are paid on Ad Inventory we purchase from the broadcasters, not on Ad Inventory we receive as a barter from the broadcasters. Other costs of sales include affiliate marketing costs associated with the lead generation business, media network costs associated with the distribution of our content across a variety of advertising networks, streaming costs, call center operation costs, and various application technologies that support our primary product offerings.

	Nine Months Ended May 31, 2013	Period From Inception, November 30, 2011, Through May 31, 2012
Operating expenses
Product development	$389,707	71,866
Officer compensation	347,379	95,348
Sales and marketing	247,937	80,747
Rents	137,821	97,378
Consultants	112,720	160,223
Professional fees	44,381	57,397
Travel and entertainment	46,987	25,777
Other	285,878	149,750
Total operating expenses	$1,610,810	$738,486

Operating expenses for the nine months ended May 31, 2013 and the period from inception, November 30, 2011, through May 31, 2012, totaled $1,610,810 and $738,486 respectively. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio and the WatchThisTM technology. Officer compensation related to accrued but primarily unpaid salaries for our two primary executives officers. Marketing and sales costs incurred were primarily related to the labor costs of employing our sales force. Our sales force markets our products on a daily basis. We expect these costs to increase in the current fiscal year. Rents were primarily related to four leases we are obligated under for our Santa Barbara, California office. Consultant expenses included fees incurred with certain personnel primarily related to finance, business development and investor relations services. Professional fees included accounting, auditing and legal fees associated with public company matters. Travel and entertainment was associated with ongoing business development and investor relations activities. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

	Nine Months Ended May 31, 2013	Period From Inception, November 30, 2011, Through May 31, 2012
Other income (expenses)
Interest income	$7,875	$-
Interest expense	(135,837)	(43,651)
Interest expense – accretion	(373,724)	(77,482)
Gain on disposal of assets	71,847	-
Change in fair value of derivatives	285,391	-
Total other income (expenses)	$(144,448)	$(121,133)

Other income (expenses) for the nine months ended May 31, 2013 and the period from inception, November 30, 2011, through May 31, 2012, totaled $(144,448) and $(121,133) respectively. We generated interest income on the note receivable. We incurred interest expense calculated on our convertible promissory notes, line of credit with an institutional lender and fees charged by the former provider of our factoring line of credit, among others. We also recorded the accretion of various debt discounts associated with our convertible promissory notes and accretion of the contingent royalty liability. The accretion of the debt discounts is a result of the amortization of the debt discounts associated with the convertible promissory notes over the term of the convertible promissory notes. Debt discounts recorded during the nine months ended May 31, 2013 represented the beneficial conversion feature, warrants to purchase stock, and derivative liabilities associated with the convertible promissory notes. The original value of each derivative liability was recorded as a debt discount. As a result of the derivative classification, the debt discount had to be re-measured as of the reporting date. For the nine months ended May 31, 2013, the re-measurement resulted in an decrease to the derivative liabilities of $285,391. If the convertible promissory notes issued to the Creditor remain outstanding at any time subsequent to the six-month anniversary of the date the convertible promissory notes were issued, a derivative liability exists and will have to be measured as of each reporting date. Similarly, if any portion of the Vendor Note remains outstanding at the reporting date, the derivative liability has to be re-measured as of the reporting date. The Company’s stock price was decreasing substantially during the week prior to May 31, 2013. As a result, all derivative valuations decreased as of May 31, 2013 and a large change in fair value of derivatives resulted.

We did not generate profits for the nine months ended May 31, 2013 and the period from inception, November 30, 2011, through May 31, 2012, respectively. As a result, no provision for income taxes was recorded during either period.

	Nine Months Ended May 31, 2013	Period From Inception, November 30, 2011, Through May 31, 2012
Net loss attributable to common shareholders
Net loss	$(1,806,692)	$(891,201)
Deemed dividend	(50,927)	(1,600,063)
Net loss attributable to common shareholders	$(1,857,619)	$(2,491,264)

We generated a net loss attributable to shareholders of $1,857,619 and $2,491,264 for the nine months ended May 31, 2013 and the period from inception, November 30, 2011, through May 31, 2012, respectively for the reasons set forth above. A deemed dividend was recorded as of November 1, 2012, as a result of the issuance of the Vendor Note.

Comparison of the Three Months Ended May 31, 2013 and 2012

	Three Months Ended May 31, 2013	Three Months Ended May 31, 2012
Revenue
Advertising
Video	$109,650	375,448
Display	148,479	87,893
Call center	87,197	-
Other	3,578	10,115
Total	348,904	473,456
Services	9,100	35,701
Total revenue	$358,004	$509,157

Revenues for the three months ended May 31, 2013 and May 31, 2012, totaled $358,004 and $509,157 respectively. We generated substantial revenues from video and display Ads utilizing our Platform and the listenership from our global group of over 1,500 of our radio broadcasters. Video revenues were more substantial in the three months ended May 31, 2012 as the Company benefitted from a significant short-term trend where video advertising arbitrage sales were substantial. Market conditions have changed and video advertising arbitrage sales were minimal during the nine months ended May 31, 2013. Upon the acquisition of Rightmail on July 1, 2012, we also began generating substantial lead generation revenues. We continue to record lead generation revenues today but we do not utilize the Rightmail customer list. We did not generate substantial lead generation revenues in the period from November 30, 2011 through May 31, 2012. Display advertising increased during the nine months ended May 31, 2013 as the Company began focusing more of its effort on filling advertisements in the display and video category within the Platform itself as opposed to display and video advertisements in traditional internet webpage formats. We also have generated substantial revenues from our services related to the integration of our technology with our customer’s advertising systems and related infrastructure. Services revenues generated in the three months ended May 31, 2012 consisted almost entirely of the provision of hosting services to one customer. We also expanded our call center operations during the three months ended May 31, 2013. We anticipate generating additional advertising revenues from the launch of several new product offerings and certain new significant partnerships during the year ending August 31, 2013.

	Three Months Ended May 31, 2013	Three Months Ended May 31, 2012
Costs of revenues
Depreciation and amortization	$91,130	79,365
Colocation services	47,850	75,624
Broadcaster commissions	61,327	46,141
Other	191,285	293,790
Total costs of revenue	$391,592	$494,920

Costs of revenues for the three months ended May 31, 2013 and May 31, 2012, totaled $391,592 and $494,920 respectively. Each reporting period we have recorded substantial amortization costs associated with the Platform. The significant amortization costs associated with the Platform are anticipated to continue until these Platform asset value is fully amortized on December 1, 2014. In order to operate the Platform and the RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we require substantial computing power, hosting and streaming hosting. We operate a substantial technology center at our offices in Santa Barbara, California but also utilize a contracted facility in Los Angeles, California, to support our operations and ensure our systems and content delivery maintain our service level agreements. We refer to these costs as colocation services. Colocation services costs should increase as our business grows. However, our current costs should remain fixed until and if we reach a substantial listener hours level that exceeds approximately 15,000,000 hours per month. We currently generate approximately 1,000,000 listener hours per month. Our advertising sales arrangements with over 1,500 broadcasters facilitate us paying the broadcasters a monthly revenue sharing fee. We refer to these costs as broadcaster commissions. Broadcaster commissions are paid on Ad Inventory we purchase from the broadcasters, not on Ad Inventory we receive as a barter from the broadcasters. Other costs of sales include affiliate marketing costs associated with the lead generation business, media network costs associated with the distribution of our content across a variety of advertising networks, streaming costs, call center operation costs, and various application technologies that support our primary product offerings.

	Three Months Ended May 31, 2013	Three Months Ended May 31, 2012
Operating expenses
Product development	$151,193	36,587
Officer compensation	120,000	45,161
Sales and marketing	43,309	44,806
Rents	45,639	48,539
Consultants	44,531	125,747
Professional fees	8,223	43,592
Travel and entertainment	5,996	15,506
Other	107,866	78,011
Total operating expenses	$526,757	$437,949

Operating expenses for the three months ended May 31, 2013 and May 31, 2012, totaled $526,757 and $437,949 respectively. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio and the WatchThisTM technology. Officer compensation related to accrued but primarily unpaid salaries for our two primary executives officers. Marketing and sales costs incurred were primarily related to the labor costs of employing our sales force. Our sales force markets our products on a daily basis. We expect these costs to increase in the current fiscal year. Rents were primarily related to four leases we are obligated under for our Santa Barbara, California office. Consultant expenses included fees incurred with certain personnel primarily related to finance, business development and investor relations services. Professional fees included accounting, auditing and legal fees associated with public company matters. Travel and entertainment was associated with ongoing business development and investor relations activities. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

	Three Months Ended May 31, 2013	Three Months Ended May 31, 2012
Other income (expenses)
Interest income	$2,625	$-
Interest expense	(94,637)	(23,531)
Interest expense – accretion	(56,303)	(35,198)
Gain on disposal of assets	71,847	-
Change in fair value of derivatives	663,372	-
Total other income (expenses)	$586,904	$(58,729)

Other (expense) income for the three months ended May 31, 2013 and May 31, 2012, totaled $586,904 and $(58,729) respectively. We generated interest income on the note receivable. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit, among others. We also recorded the accretion of various debt discounts associated with our convertible promissory notes. The accretion is a result of the amortization of the debt discounts associated with the convertible promissory notes over the term of the convertible promissory notes. Debt discounts recorded during the three months ended May 31, 2013 represented the beneficial conversion feature, warrants to purchase stock, and derivative liabilities associated with the convertible promissory notes. The original value of each derivative liability was recorded as a debt discount. As a result of the derivative classification, the debt discount had to be re-measured as of the reporting date. For the three months ended May 31, 2013, the re-measurement resulted in a decrease to the derivative liabilities of $663,372. If the convertible promissory notes issued to the Creditor remain outstanding at any time subsequent to the six-month anniversary of the date the convertible promissory notes were issued, a derivative liability exists and will have to be measured as of each reporting date. Similarly, if any portion of the Vendor Note remains outstanding at the reporting date, the derivative liability has to be re-measured as of the reporting date. The Company’s stock price was decreasing substantially during the week prior to May 31, 2013. As a result, all derivative valuations decreased as of May 31, 2013 and a large change in fair value of derivatives resulted.

We did not generate taxable profits for the three months ended May 31, 2013 and May 31, 2012, respectively. As a result, no provision for income taxes was recorded during either period.

	Three Months Ended May 31, 2013	Three Months Ended May 31, 2012
Net income (loss) attributable to common shareholders
Net income (loss)	$26,559	$(523,905)
Deemed dividend	-	(1,600,063)
Net income (loss) attributable to common shareholders	$26,559	$(2,123,968)

We generated net income (loss) attributable to shareholders of $26,559 and $(2,123,968) for the three months ended May 31, 2013 and May 31, 2012, respectively for the reasons set forth above.

Liquidity and Capital Resources

As of May 31, 2013 we had cash totaling $6,182, which consisted of cash funds held at major financial institutions. We had net a working capital deficit of $2,343,850 as of May 31, 2013, compared to a net working capital of $(975,490) as of August 31, 2012. Our principal uses of cash during the three months ending May 31, 2013 were funding our operations.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the nine months ended May 31, 2013, the Company recorded a net loss of $1,806,692. The net loss, along with the May 31, 2013 working capital deficit of $2,343,850, indicate that the Company may have difficulty continuing as a going concern.

Management is confident but cannot guarantee that additional capital can be raised in order to repay debts and continue operations. For the twelve months ending May 31, 2014, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others of $173,110, $343,500, and $102,105, respectively. Normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management’s business plan. Since inception and through the date of these financial statements, the Company has successfully raised a significant amount of capital. On April 11, 2013, the Company closed a non-dilutive line of credit financing for $250,000 with an institutional fund. Subsequently, the institutional fund has increased the Company’s line of credit to $330,000. Additionally, the Company anticipates launching several new product offerings and initiating certain new significant partnerships during the fiscal year ending August 31, 2013. The Company expects those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. The Company will attempt to have its potential partners pay for the majority of these costs but management can not be certain that arrangement will occur. Management may potentially make a business decision to move forward, delay, or cancel certain partnerships because of the Company’s overall capital needs. Nonetheless, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to reach break-even and become profitable. If the Company is unable to become profitable, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our Indebtedness

As of May 31, 2013, we had issued a total of $1,001,208 in convertible promissory notes that remained outstanding. On April 11, 2013 we also executed an asset-based financing arrangement with a new creditor for a $250,000 line of credit and elected to draw down on the line of credit for the full $250,000. The line of credit was increased in June and is for $330,000 as of the date of these financial statements. We also owe significant balances under a settlement and release agreement associated with our computer servers and related software, and significant balances are owed to the two primary executives that operate our business.

As of May 31, 2013, the conversion price of a total of $336,887 Creditor Notes, including accrued interest and certain Creditor Notes that are in default as of the date of these financial statements, is based upon a 39% discount to lowest five days closing prices of the Company’s common stock over the ten-day period prior to conversion. As a result, the lower the stock price at the time the Creditor converts the Creditor Notes, the more common shares the Creditor will receive.

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

	May 31, 2013	February 28, 2013	November 30, 2012	August 31, 2012

Stock price	$0.2000	$1.5663	$1.0843	$3.1325
Effective conversion price	$0.2089	$0.4263	$0.6908	$1.1759
Conveble promissory notes balance outstanding	$336,887	$247,000	$147,000	$175,500
Actual outstanding shares of common stock	16,948,879	360,973	210,973	183,415

Shares issuable upon conversion, at actual price	1,612,480	579,448	212,789	149,248
% of outstanding common stock, at actual price	10%	161%	101%	81%
Shares issuable upon conversion, assuming 25% price decrease	2,149,973	772,597	283,719	198,997
% of outstanding common stock, assuming 25% price decrease	13%	214%	134%	108%
Shares issuable upon conversion, assuming 50% price decrease	3,224,960	1,158,895	425,578	298,496
% of outstanding common stock, assuming 50% price decrease	19%	321%	202%	163%
Shares issuable upon conversion, assuming 75% price decrease	6,449,919	2,317,791	851,156	596,991
% of outstanding common stock, assuming 75% price decrease	38%	642%	403%	325%

The Company issued a non-interest bearing convertible promissory note due on demand (the “Vendor Note”) to settle all outstanding debts with a former vendor (the “Vendor”). The table below details the transactions with the Vendor during the nine months ended May 31, 2013.

Vendor Notes, principal balance as of August 31, 2012	$-
Issuance of November 1, 2012 Vendor Note	140,000
Conversion of Vendor Note to common stock	(43,500)
Vendor Note, principal balance, May 31, 2013	$96,500

As of May 31, 2013, the conversion price of the $96,500 Vendor Note is based upon a 50% discount to lowest five days bid prices of the Company’s common stock over the five-day period prior to conversion. As a result, the lower the stock price at the time the Vendor converts the Vendor Note, the more common shares the Vendor will receive.

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

	May 31, 2013	February 28, 2013	November 30, 2012	August 31, 2012

Stock price	$0.2000	$1.5663	$1.0843	$-
Effective conversion price	$0.1000	$0.4263	$0.3615	$-
Convertible promissory notes balance outstanding	$96,500	$140,000	$140,000	$-
Actual outstanding shares of common stock	16,948,879	360,973	210,973	-

Shares issuable upon conversion, at actual price	965,000	331,990	387,329	-
% of outstanding common stock, at actual price	6%	92%	184%	-%
Shares issuable upon conversion, assuming 25% price decrease	1,286,667	442,653	516,438	-
% of outstanding common stock, assuming 25% price decrease	8%	123%	245%	-%
Shares issuable upon conversion, assuming 50% price decrease	1,930,000	663,979	774,658	-
% of outstanding common stock, assuming 50% price decrease	11%	184%	367%	-%
Shares issuable upon conversion, assuming 75% price decrease	3,860,000	1,327,958	1,549,315	-
% of outstanding common stock, assuming 75% price decrease	23%	368%	734%	-%

Capital Expenditures

Based on current estimates, we believe that our anticipated capital expenditures will be adequate to implement our current plans.

Historical Trends

The following table summarizes our cash flow data for the nine months ended May 31, 2013 and 2012.

	Nine Months Ended May 31, 2013	Period From Inception, November 30, 2011, Through February 29, 2012

Net cash used in operating activities of continuing operations	$(998,887)	$(331,645)
Net cash used in investing activities of continuing operations	-	-
Net cash provided by financing activities of continuing operations	777,634	469,156

Cash flow used by operating activities totaled $998,887 for the nine months ended May 31, 2013, compared to $331,645 used for the nine months ended May 31, 2012. Operating cash flow was negative during the nine months ended May 31, 2013 as we continued operations and a focused effort on product development and efforts towards certain potential significant partnerships with third parties within the digital media industry.

Cash flow used by investing activities totaled $0 for the nine months ended May 31, 2013, as compared to $0 used in the nine months ended May 31, 2012. We did not make investments in additional assets during either reporting period.

Cash flow provided by financing activities totaled $777,634 for the three months ended May 31 2013, compared to $469,156 for the three months ended May 31, 2012. We raised substantial capital through the issuance of convertible promissory notes and advances from related our primary executive officers during the nine months ended May 31, 2013 and May 31, 2012, respectively.

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2013. This evaluation was accomplished under the supervision and with the participation of our Chief Executive Officer, who also serves as our Chief Financial Officer, who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

The Company is currently in default on its capital lease. The Company is working with the lessor to resolve the default.

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

STREAMTRACK, INC.

Date: July 22, 2013	By:	/s/ Michael Hill
	Name:	Michael Hill
	Title:	Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)