Form 10-K
period 2013-08-31
STREAMTRACK, INC.
filed 2013-12-13
CIK 1442376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended August 31, 2013

Commission File Number: 333-153502

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On October 30, 2013 the registrant had 17,581,423 shares of common stock outstanding.

STREAMTRACK, INC.
FORM 10-K

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

As used herein, “StreamTrack,” the “Company,” “we,” “our,” and similar terms refer StreamTrack, Inc., unless the context indicates otherwise.

PART I

ITEM 1.	BUSINESS

The Company

Our primary business is providing streaming solutions to internet and mobile broadcasters and content providers and earning revenue from advertisers. As of the end of our fiscal year ending August 31, 2013 we had total assets of $991,222, total liabilities of $4,170,134 and total stockholders’ deficit of $3,178,912. Revenues for the fiscal year were $1,729,936 and we had a net loss of $2,610,279. Please see the “Financial Statements” for more complete details.

Business Overview

StreamTrack, Inc. (the “Company”) is a digital media and technology services company. The Company provides audio and video streaming and advertising services through its RadioLoyalty TM Platform (the “Platform”) to over 5,000 internet and terrestrial radio stations and other broadcast content providers. The Platform consists of a web-based and mobile player that manages streaming audio and video content, social media engagement, display and video ad serving within the web player and is also capable of replacing audio ads with video ads within the web player in a live or on-demand environment. The Company offers the Platform directly to its broadcasters and integrates or white labels its technologies with web-based internet radio guides and other web-based content providers. The Company is also continuing development of WatchThis™, a patent-pending technology to provide web, mobile and IP television streaming services that are e-commerce enabled within streamed content.

As of August 2013, we had 124,500 registered users, which we define as the total number of accounts that have been created for our loyalty service at period end, and we were adding around 3,100 new registered users every month on average over the last 12 months. For the fiscal year ended August 31, 2013 we streamed over 11 million hours of content and had over 22 million launches of our UniversalPlayerTM. For the fiscal year ended August 31, 2012 we streamed over 15 million hours of content and had over 10 million launches of our UniversalPlayerTM. The decline in content hours streamed can be largely attributed to the loss of one customer Grupo Radio Centro , which streamed over 5.3 million hours of content in 2012. The majority of this listening from Grupo Radio Centro, was from listeners in Mexico resulting in monetization per listener hour at a much lower rate than U.S. based listeners. We experienced significant growth in our U.S. based listening from 2012 to 2013. For the fiscal year ended August 31, 2013 we streamed over 9 million hours of content to U.S. based listeners and over 16 million launches of our UniversalPlayerTM. For the fiscal year ended August 31, 2012 we streamed under 7 million hours of content to U.S. based listeners and under 5 million launches of our UniversalPlayerTM.

Our clients include broadcasters, station rep groups, content owners, artists, bands, musicians, music promoters, direct marketers, brand advertisers and the advertising agencies that service these groups. We offer a suite of products and services that enable broadcasters, content owners and marketers to engage with their current and potential customers online and through internet and mobile devices to increase brand awareness and generate leads and sales. We also offer technology infrastructure tools and services that enable broadcasters and marketers to implement and manage their online advertising across multiple channels including display, email, video, social, and affiliate marketing. The range of products and services that we provide enables our clients to address all aspects of the digital marketing process, including strategic planning, campaign optimization, media sourcing, and comprehensive reporting and analytics.

We generate the audiences for our advertisers' campaigns through a unique combination of: broadcast streaming media players, station guides, mobile applications, our network of third-party websites, ad exchanges, ad network optimization providers, search engines, and websites that we own and operate in several key verticals. Our sophisticated data management platform harnesses the large amount of anonymous data that is generated by our businesses. We utilize this data, along with our technology platforms and marketing expertise, to deliver measurable performance for our clients.

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

RadioLoyalty, Inc. (“RL”) is a California corporation. Michael Hill was a founder and has been a controlling shareholder in RL since its inception, on November 30, 2011. On December 1, 2011, Michael Hill and Aaron Gravitz (the “Executives”), together with RL, executed an asset purchase agreement with their former employer, Lenco Mobile, Inc. (“Lenco”), to acquire certain assets and assume certain liabilities from Lenco. The primary asset acquired from Lenco was the RadioLoyaltyTM Platform (the “Platform”). The Platform consisted of a web player that manages audio and video content streaming, manages ad serving within the web player and is capable of replacing audio ads with video ads within a live or on demand environment. The consideration given to Lenco consisted only of a 3.5% royalty on revenues earned through the Platform for the period from November 1, 2011 through November 1, 2014 (the “Royalty”). Payments to Lenco for the Royalty could not exceed $2,500,000. On March 22, 2012, RL issued 125,000 shares of common stock, valued at $62,250, to an entity controlled by Michael Hill and an unrelated individual in exchange for the WatchThisTM assets. On July 1, 2012, the Company acquired a customer list from Rightmail, LLC. This customer list was inclusive of publishers and advertisers the Company plans to conduct business with on an ongoing basis. By having access to additional advertisers and publishers the Company can work to generate higher advertising rates and therefore higher profits for its own ad inventory as well as the ad inventory of its broadcasters.

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

Our Services

Our platform and offering allows content providers to stream content to an unlimited listener base. We eliminate the bandwidth expense of streaming for our content providers and generate display, video and audio advertising revenues for both ourselves and our content providers.

We provide advertisers with a cost effective solution to reach their target audience at scale, from one source. Included in our audience is a consolidation of internet and mobile users accessing our small and medium sized broadcast providers’ content, who can take advantage of the advertising buys of our aggregate and targeted audience that spans the globe.

We provide listeners with free, unlimited access to over 5,000 stations with content including music, sports, talk radio, and more. Listeners can access our content providers across the world over the internet, popular mobile and tablet devices.

In the short term, we do not expect to generate any meaningful revenue directly from listeners, and will continue to focus our business model around advertising revenue.

Broadcasters/Radio Stations/Rep Groups/ Content Owners

We offer broadcasters and content providers a streaming media player and broadcasting platform at no out of pocket cost. We generate revenue primarily from advertising. Stations can preserve their cash as well as use it to fuel growth because we offer our programming and services on a barter basis. Stations provide us with advertising inventory in return for our bandwidth/services on a 1:4 display advertising impressions ratio. For example, we receive the first, fifth, ninth, etc. advertising impression as our barter fee and recognize 100% of the revenue from those ad impressions, with content providers being able to monetize the remaining impressions at their discretion. In most cases, we end up buying the remaining inventory from content providers. In almost every scenario, we are able to monetize the advertising inventory of our content providers at much higher ad rates then they are able to due to aggregation and our patent-pending in-stream video technology. This advertising solution is what enables us to offer a compelling solution to content owners and sets us apart from our competitors.

We offer groups that represent radio broadcasters (“Rep Groups”) a self-managed software-as-a-service (“SAAS”) platform to provide management services to their respective station owners. We offer content providers a full-service partnership, which is unique in the radio industry. When we work with a Rep Group they “represent” a content provider on a domestic and/or international level, our ad sales team reaches out to advertisers (both national and international), our content department provides audience metrics and relevant demographic information and our trafficking department provides back office support so content providers can focus on developing their content rather than focusing on the end user experience. Our sales teams is managed by industry veterans.

Listener/User

We offer our service to listeners at no cost through our Universal PlayerTM in online environments, and through our RadioLoyalty™ app in popular mobile and IP environments. We generate revenue primarily from advertising. Listeners earn RadioLoyalty™ points for listening and other designated user interactions. RadioLoyalty™ points can be redeemed in our store for merchandise but maintain a zero cash value at all times.

Listeners can also earn points by sharing their listening across social media using our share and refer a friend features. Our website and mobile apps are integrated with Facebook Connect allowing our listeners easy signup, login, and sharing functions with their Facebook friends.

Advertising /Advertising Agency/Advertising Network

We generate revenue primarily from advertising. We offer advertisers (and the advertising agencies that represent them) and sales networks with international market coverage and broad demographic targeting given our broad range of programming and services. With over 5,000 active radio stations as our clients, we help ensure advertisers that their message will be heard and seen worldwide by listeners they are seeking.

We believe our advertising network offers advertisers a powerful lead generation and/or branding solution that effectively targets a global audience. Our network exclusively represents the media inventory of our owned properties including RadioLoyalty™ and WatchThis™ as well as other vertical based websites. We offer a comprehensive suite mixed of display, audio and video advertising products across our traditional computer, mobile and connected device platforms. Our advertising products allow international, national, regional and local advertisers to target and connect with our audience - based on attributes including geographic, demographic and content preferences, and we provide analytics for our advertisers detailing campaign metrics and performance.

•
Display Advertising. Our display products offer advertisers opportunities to gain exposure to our listeners through our desktop, internet and mobile service interfaces, which are divided between our UniversalPlayer™ containing our player and “now playing” information, and the information space surrounding our UniversalPlayer™. Our display ads include IAB industry standard banner ads of various sizes and placements depending on platform and listener interaction.

•
Audio Advertising. Our audio advertising products allow custom audio messages to be delivered between songs during short ad interludes. Audio ads are available across all of our delivery platforms. On supported platforms, the audio ads can be accompanied by display ads to further enhance advertisers’ messages.

•
Video Advertising. Our video advertising products allow delivery of rich branded messages to further engage listeners through video pre-roll, video mid-roll, in-banner user-initiated videos, and a unique and proprietary video in-stream advertisement. We currently utilize video advertising through our desktop interfaces, and anticipate expanding video advertising across our mobile service interfaces in 2014.

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

Through our wholly-owned subsidiary StreamTrack Media, Inc. (“StreamTrack Media”), we offer lead generation services for advertisers and publishers through our advertising network. Advertisers use our lead generation services to generate leads on a CPM, CPV, CPL, CPC and CPA basis while publishers use our advertising network to find advertisers to distribute to their internet traffic. The publisher places the advertiser's display video ads, display ads or text links on their website, in email campaigns, registration paths, or in search listings, and receives a commission from the advertiser only when a visitor takes an agreed-upon action.

Technology/Platform/Websites

RadioLoyalty™

We believe that our RadioLoyalty™ platform is quickly becoming a leading way to listen to music, talk radio, and sports over the Internet, IP connected devices, tablets and on mobile devices. Listeners can listen to their favorite radio stations and songs while earning loyalty points redeemable for merchandise. With more than five thousand stations to choose from, we believe it is easy to find stations to love.

UniversalPlayer™

The UniversalPlayer™ Platform has standardized digital ad buying for more than five thousand internet radio stations. Its patent-pending technology for in-stream video ad insertion is unique and we believe it is changing the way the traditional internet radio model executes. As we continue to expand the use of our UniversalPlayer™ to a larger broadcaster base, we anticipate seeing significant increases in advertising rates and revenue with this addition.

WatchThis™

WatchThis™ consists of a web or television-based player that manages streaming audio and video content, social media engagement, display and video ad serving within the player and is also capable of tagging merchandise within the content and providing the viewer with the opportunity to select and purchase the merchandise. The technology operates in a live or on demand environment. This technology is designed to revolutionize the entertainment industry through a convergence of original network content and interactive product placement based on keyword triggers or digital frame tagging. Once a commercial launch of this technology is complete we anticipate WatchThisTM becoming an additional revenue stream for the Company. However, the WatchThisTM technology is currently in the development phase. The infrastructure design is in the planning phase. We currently have a working media player that is an executable file in a local environment. This environment is not the same environment that the commercial rollout will utilize. That environment will be an Internet or television environment. We anticipate that the commercial release of WatchThisTM will occur during our fiscal year ending August 31, 2014. However, this will require a significant capital investment for the technical infrastructure to support of the anticipated commercial launch. Management cannot be certain that the Company will be able to raise enough capital to complete the launch within this timeframe.

There has been a continuing trend of users consuming content over the internet and mobile devices. As devices and data costs continue to remain competitive we anticipate a large portion of our existing RadioLoyaltyTM customer base will begin to engage with our WatchThisTM content.

Traditional advertising mediums are continuing to experience declining advertising rates. We believe our unique advertising formats will be widely accepted by both the user and the brands. Our advertising methods deliver a highly targeted end user with a strong purchase intent. This is very attractive to advertisers. As a result, as our advertising formats become accepted and utilized broadly, we anticipate premium advertising rates.

Admaximizer™

We believe AdMaximizerTM provides cutting edge technology which can be utilized by brand owners to generate consumer leads and direct to consumer ecommerce transactions for their businesses. Our platform is designed to provide brand owners with broad consumer access, better response rates on advertisements, higher quality leads and the ability to measure the success of each advertising campaign. Most importantly, this is a unique user experience with a nonintrusive advertising supported content delivery model.

Lead Generation Websites

We own approximately 30 websites and 125 URLs (Uniform Resource Locators or internet domains) that have been acquired and developed over many years. Several of these websites have a strong, established history with the top tier search engines. We generate traffic to our websites, link our sites with key partners, and take other steps designed to improve the ranking of our sites on major search engines and improve their appeal to consumers who view them. We also monitor and perform search engine optimization on our sites to increase the profile of our sites on major search engines such as Google, Yahoo and Bing.

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

Intellectual Property

We currently have two patent-pending applications with the United States Patent and Trademark Office (“USPTO”). The patent-pending for our RadioLoyalty™ live broadcast video in-stream ad insertion technology which was filed in August of 2012. The patent-pending for our WatchThis™ keyword triggered in-content merchandising was filed in 2008.

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

In July of 2013 we filed on behalf of our RadioLoyalty patent application, a single application under the Patent Cooperation Treaty (PCT). Once this application has been examined we may file direct foreign applications where applicable and defensible.

Distribution

The RadioLoyalty™ platform primarily generates listeners from its content provider’s websites. It also generates listeners through its station guide on radioloyalty.com as well as syndication of its station guide to third party websites. Through a “listen live” or similar button on content provider’s websites and guides, listeners launch the UniversalPlayerTM. In addition to streaming to traditional online computers, we have developed and deployed popular mobile apps for Android phones, Blackberry Playbooks, and IOS devices including iphones and ipads. We plan to make the RadioLoyalty™ service available on additional devices through partnerships with electronic manufacturers and OEM providers.

Revenue Model

We derive most of our revenues from the sale of advertising. Advertisers buy inventory and lead generation services from us on a CPM, CPL, CPV, CPC and CPA basis. We deploy pre-roll video advertisements to listeners prior to reaching their desired content, and then deploy in-stream video advertisements during our content provider’s scheduled commercial breaks using our patent-pending technology. We further monetize content with display advertising consisting of IAB compliant 300x250 and 728x90 (among other) ad units within the UniversalPlayer™, monetization outside of the player and through our member’s area. Additional revenue is generated from lead generation services which connects advertisers with their target audience through various media channels.

There are a number of factors that influence our revenue, that include but are not limited to: (1) our financial funding requirements and ability to operate; (2) the growth and maintenance of our content providers and listeners; (3) the economic conditions of the United States and Worldwide economies; (4) competition from other streaming providers; and (5) advertiser demand for inventory.

Sales and Marketing

We market our products and services primarily through mobile and online advertising. We also market them through our internal websites, and participating in trade shows and other media events.

We have a sales team dedicated to recruit advertisers and advertising networks to purchase advertising and leads from us. We also have a team focused on publisher and station guide distribution through our advertising network.

Our content provider onboarding team assists with the recruitment, setup, implementation and optimization of content providers.

Our listener marketing team is in charge of portraying our brand messaging through our players and improving the experience to drive listener hours. Through refer a friend and the social media sharing features in the UniversalPlayer™ viral listeners are generated for us and our content providers providing a tool for growth.

Competition

Competition for Listeners

A number of factors affect how we compete for listening time. These include the demand and accessibility of the content, the quality of the listening experience, advertising perception, brand awareness, and the advertising dollars spent on marketing campaigns. We offer our service at no cost providing unlimited listening to listeners. We also award loyalty points and provide viral incentives to our listeners, which we believe helps grow our listenership. Many of our current and potential future competitors enjoy substantial competitive advantages including greater brand recognition, longer operating histories, larger marketing budgets, as well as greater technical, personal, financial and other resources. We compete for listeners with other content providers, including satellite radio providers such as Sirius XM, terrestrial and online radio providers such as Clear Channel, Slacker, and iHeart, and services such as Pandora that provide personalized content.

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

Our primary competitors include Clear Channel, Cumulus Media, Soundcloud, Spotify, Tunein, Triton Media and Pandora. Unlike our primary competitors, we do not own radio stations and are a technology platform that is not affiliated with or controlled by a major media company or broadcaster. We believe this operating model gives us distinct advantages, including not limited to being liable for the content royalties that these competitors are. We market our platform to content providers that we believe will have desirable listening audiences. Our technology provides these content providers with a way to eliminate broadband streaming expenses and earn increased revenue, while holding the content provider responsible for content royalties.

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

Other Media Forms. Other providers of content delivery provide content on demand through internet streaming and IP television, such as Hulu, Vemeo, Vevo, or YouTube,. We compete for the time and attention of listeners with all other media forms. These content services pose a competitive threat.

Competition for Advertisers

We compete with other content providers for higher advertising rates and a share of our advertising customers’ overall marketing budgets. A number of factors impact competition for advertisers including but not limited to: technology capabilities, budgets, pricing structures, the ability to generate successful campaign metrics, return on investment, and targeting abilities. We believe that our patent-pending video in-stream ad insertion technology gives us a unique advantage. However, securing budget and premium rates from advertisers is intensely competitive and rapidly changing. With new companies entering the market and the introduction of new technologies, we expect competition to increase and potentially have an adverse effect.

Our competitors include:

Other Internet Companies. As web based advertising becomes more popular, the market for online advertising is becoming increasingly competitive. We compete for online advertisers with other internet websites such as Pandora, Spotify, AOL, Slacker, Apple Radio, Facebook, Google, MSN, and Yahoo! These large internet companies with greater brand recognition may have greater funding, more skilled personal, technology and intellectual property advantages, and consequently enjoy significant advantages.

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

Seasonality

Our results may reflect the effects of some seasonal trends in listener behavior due to increased internet usage and sales of media-streaming devices during certain vacation and holiday periods. For example, we expect to experience increased usage during the fourth quarter of each calendar year due to the holiday season, and in the first quarter of each calendar year due to increased use of media-streaming devices received as gifts during the holiday season. We may also experience higher advertising sales during the fourth quarter of each calendar year due to greater advertiser demand during the holiday season, and lower advertising sales during the start of quarter’s given advertiser demand. Given the rapid growth of new media delivery and new user device adoption, we may see a shift in this pattern in the future.

Employees

As of August 31, 2013, we had 9 employees. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

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

We file reports with the Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any other filings required by the SEC. During the year ended August 31, 2013, we make available on our Investor Relations website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http:// www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

The data centers host the streamtrack.com website, external streaming and hosting, and intranet applications that are used to manage the website ad-serving and content delivery. The websites are designed to be fault-tolerant, with a collection of identical web servers connecting to an enterprise database. The design also includes load balancers, firewalls and routers that connect the components and provide connections to the internet. The failure of any individual component is not expected to materially affect the overall availability of our website, however we cannot guarantee that our websites will always be error free or operational 24/7.

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

Common Stock

Our common stock is traded on the OTCQB (the “OTC”) under the symbol “STTK.” The following table sets forth the range of high and low sales prices on the OTC of our common stock for the periods indicated, as reported by the OTC.

Our common stock has traded on the OTC under the symbol “STTK” since April 4, 2013. Prior to that date our common stock traded under the symbol LUXD since August 27, 2009.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the OTC.

	High	Low
Fiscal Year Ended August 31, 2013
First quarter (September 1, 2012 – November 30, 2012)	$3.96	$1.08
Second quarter (December 1, 2012 – February 29, 2013)	$1.56	$0.60
Third quarter (March 1, 2013 – May 31, 2013)	$1.45	$0.20
Fourth quarter (June 1, 2013 – August 31, 2013)	$0.30	$0.065

	High	Low
Fiscal Year Ended August 31, 2012
First quarter (September 1, 2011 – November 30, 2011)	$17.40	$5.28
Second quarter (December 1, 2011 – February 29, 2012)	$6.00	$2.40
Third quarter (March 1, 2012 – May 31, 2012)	$6.00	$2.04
Fourth quarter (June 1, 2012 – August 31, 2012)	$3.60	$1.56

On August 30, 2013, the closing price per share of our common stock as reported on the OTC was $0.142 per share. As of August 30, 2013, there were approximately 250 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

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

Recent Sales of Unregistered Securities

The following is a list of the issuance of securities by us during the fiscal year ending August 31, 2013 in transactions exempt from registration that were not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, the proceeds of which were generally used for working capital:

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

Opportunities, Challenges and Risks

Advertising revenue constitutes the majority of our total revenue, representing 87.6% of total revenue for the year ended August 31, 2013. For the year ended August 31, 2013 our advertising revenue was almost entirely derived from advertising delivered on desktop, tablet and popular mobile devices. We deliver content on mobile devices through our RadioLoyalty™ app but we do not currently generate significant mobile advertising revenues. Management believes that mobile advertising represents an opportunity for the Company in the next coming years and on an ongoing basis. We streamed content to our listeners for over 11.7 million hours during the fiscal year ended August 31, 2013. A total of 92.8% of these listener hours were generated by listeners through our web-based Universal Player™, with the remainder of listener hours delivered on tablet computers, smartphones and other mobile devices. Management expects the mobile advertising market will grow at substantial rates in the coming years. However, many challenges exist in this market. We believe these challenges will be solved primarily with new technologies. We believe our current technologies and other technology under development will solve some of these challenges. By solving these challenges we will be able to monetize the mobile listenership we are growing today. From January 1, 2012 to August 31, 2012 we had 317,389 listening hours streamed through mobile devices. From September 1, 2012 to August 31, 2013 we had 844,706 hours streamed through mobile devices. This represents a 266% increase for the eight-month period ended August 31, 2012 versus the 12 month period of September 1, 2012 through August 31, 2013. Due to the inability of Apple’s IOS devices to run flash, and the different technical frameworks that run mobile devices versus online desktop devices, serving ads inside of mobile devices involves other complexities from a technical perspective as compared to serving ads inside of our desktop UniversalPlayer™ . We are currently unable to utilize our video in-stream technology inside of our current Apps. However, depending upon the availability of capital, we will invest in the development of our video in-stream technology in the mobile format.

Key Metrics:

We track listener hours because it is the best key indicator of the growth of our RadioLoyalty™ business. Revenues from advertising through our RadioLoyalty™ Platform represented substantially all of revenues for the year ended August 31, 2013. We also track the number of registered users on our RadioLoyalty™ web-based product as well as the RadioLoyalty™ app as indicators of the size and quality of our audience, which are particularly important to potential advertisers. We plan to expand our internet product portfolio in the second quarter of the year ending August 31, 2014. Once these products are launched we will determine key indicators of growth for those products.

We calculate actual listener hours using our internal analytics systems. Some of our competitors do not always calculate their listener hours in the same way we do. As a result, their stated listener hours may not represent a truly comparable figure.

Player launches are defined as the number of individual times the UniversalPlayer™ was launched. The UniversalPlayer™ is launched by users who want to access internet radio content. The majority of users click from a “Listen Live” button on our broadcast partner’s websites, or through our station guide at http://radioloyalty.com/station-guide/index.php or our publisher sites. We also work with Internet radio guides such as TuneIn.com. Users can click on stations that broadcast with us to listen to content, which launches the UniversalPlayer™ . Registered users have signed up to earn loyalty points, whereas all users have not signed up to earn loyalty points. For users to launch the UniversalPlayer™, they do not have to be a registered user. The UniversalPlayer™ needs to be launched with each successive use by users, and not only the first time users listen to content.

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

The tables below set forth our listener hours for the year ended August 31, 2013, our player launches, and our registered users as of August 31, 2013.

Listener hours (in millions)	11.7
Player launches (in millions)	22
Registered users (in thousands)	124.9

The tables below set forth our listener hours for the year ended August 31, 2012, our player launches, and our registered users as of August 31, 2012.

Listener hours (in millions)	15.3
Player launches (in millions)	10.7
Registered users (in thousands)	86.5

For the fiscal year ended August 31, 2013 we streamed over 11 million hours of content and had over 22 million launches of our UniversalPlayerTM. For the fiscal year ended August 31, 2012 we streamed over 15 million hours of content and had over 10 million launches of our UniversalPlayerTM.

The decline in content hours streamed can be largely attributed to the loss of one customer Grupo Radio Centro, which streamed over 5.3 million hours of content in 2012. The majority of this listening from Grupo Radio Centro, was from listeners in Mexico resulting in monetization per listener hour at a much lower rate than U.S. based listeners.

We experienced significant growth in our U.S. based listening from 2012 to 2013. For the fiscal year ended August 31, 2013 we streamed over 9 million hours of content to U.S. based listeners and over 16 million launches of our UniversalPlayerTM. For the fiscal year ended August 31, 2012 we streamed under 7 million hours of content to U.S. based listeners and under 5 million launches of our UniversalPlayerTM.

Results of Operations for the Year Ended August 31, 2013 as Compared to the Year Ended August 31, 2012

The following tables present our results of operations for the periods indicated and as a percentage of total revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	For the Years Ended August 31,
	2013	2012
Revenue
Advertising	$88%	$93%
Services	12	7
Total revenue	100	100
Costs of revenues
Media network	12	35
Depreciation	21	13
Colocation hosting services	13	15
Broadcaster fees	10	9
Other costs of sales	42	20
Total costs of revenues	98	92
Gross profit	2	8
Operating expenses
Consulting fees	12	21
Professional fees	9	10
Product development	42	8
Marketing and sales	20	8
Rents	11	8
Officer compensation	27	7
Bad debts	4	7
Other expenses	17	16
Total operating expenses	141	85
Loss from continuing operations	(139)	(77)
Other expenses
Other income	2	-
Interest expense	(32)	(11)
Gain on RightMail and settlement of Lenco royalties	43	-
Change in fair value of derivative	(25)	(3)
Total other expenses	(12)	(14)
Loss before provision for income taxes	(151)	(91)
Provision for income taxes	-	-
Net loss	(151)	(91)

Comparison of the Years Ended August 31, 2013 and 2012

Revenue	For the Years Ended August 31,
	2013	2012
Revenue
Advertising
Video	$391,303	1,167,088
Display	509,102	229,928
Lead generation	291,665	143,312
Other	322,822	82,857
Total	1,514,892	1,623,185
Services	215,044	119,133
Total revenue	$1,729,936	$1,742,318

Revenues for the year ended August 31, 2013 totaled $1,729,936 compared to $1,742,318 for the year ended August 31, 2012, a decrease of $12,382 or 1%. We generated substantial revenues from video, audio and display advertising placements utilizing our RadioLoyaltyTM Platform and the listenership from over 5,000 of our radio stations. We also currently generate revenues from our services related to integration of our technology with our customer’s advertising systems and related infrastructure, call center operations, list creation services and advertising. Upon the acquisition of Rightmail, we also began generating lead generation revenues. We anticipate generating additional advertising revenues from our expanding internet portfolio.

Costs of Revenue	For the Years Ended August 31,
	2013	2012
Costs of revenues
Media network	$214,069	$615, 435
Depreciation	364,522	227,430
Colocation hosting services	223,502	258,971
Broadcaster fees	181,476	151,758
Other	719,784	348,144
Total costs of revenue	$1,703,353	$1,601,738

Costs of revenues for the year ended August 31, 2013 totaled $1,703,353 compared to $1,601,738 for the year ended August 31, 2012, an increase of $101,615 or 6%. We incurred substantial media network costs associated with the distribution of our content across a variety of advertising networks. Our costs of distributing our content will proportionally decrease dramatically as we reach scale. Amortization of the software that powers the Platform accounted for the majority of the depreciation recorded during 2013. In order to operate the RadioLoyaltyTM online broadcasting platform, RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we require substantial computing power, hosting and streaming hosting. We operate a technology center at our offices in Santa Barbara, California but also utilize a contracted facility in Los Angeles, California, to support our operations and ensure our systems and content delivery maintain our service level agreements. We refer to these costs as colocation services. Our advertising sales arrangements with over 5,000 RadioLoyaltyTM stations facilitate us paying the broadcasters a monthly revenue sharing fee or license fee in exchange for advertising inventory around their content and listenership. We refer to these costs as broadcaster commissions in the event that we purchase the ad inventory. Other costs of sales include depreciation associated with the computer servers at our two colocation facilities, streaming costs, adserving costs, call center operation costs, and various application technologies that support our primary product offerings.

Operating Expenses	For the Years Ended August 31,
	2013	2012
Operating expenses
Consulting fees	$212,840	367,147
Professional fees	147,531	166,287
Product development	725,052	147,541
Marketing and sales	338,302	145,334
Rents	184,556	139,120
Officer compensation	467,379	130,187
Bad debt	67,553	117,408
Other	288,545	261,917
Total operating expenses	$2,431,758	$1,474,941

Operating expenses for the year ended August 31, 2013 totaled $2,431,758 compared to $1,474,941 for the year ended August 31, 2012, an increase of $956,817 or 65%. We incurred substantial consulting fees during the year ended August 31, 2013 associated with business development efforts and financial advisory services. We have a broad-based business strategy to acquire more broadcasters directly, enter into joint ventures, revenue sharing arrangements or similar contracts with internet radio station guides (aggregators), and consider mergers and acquisition targets on an ongoing basis. We previously used outside consultants to execute these elements of our business strategy. We added personnel in order to focus on these efforts internally. We incurred substantial professional fees in order to complete the transaction between StreamTrack , Inc. and RadioLoyalty, Inc. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio and the WatchThisTM technology. We expect these costs to increase in the current fiscal year. Marketing and sales costs included compensation for our sales staff and various internet marketing-related costs. Rents were primarily related to four leases we are obligated under for our Santa Barbara, California office. Officer compensation related to a variety of accruals to the two primary executives that operate our business. Bad debts were substantial higher in the prior year primarily because of a $72,000 reserve for potentially uncollectible accounts we recorded in order to reserve against substantial balances that were over 90 days delinquent as of August 31, 2012. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

Other Income (Expense)	For the Years Ended August 31,
	2013	2012

Other income (expense)
Other income	$34,327	$-
Interest expense	(546,517)	(199,815)
Gain on settlement of RightMail and Lenco royalty	740,897	-
Change in fair value of derivative	(433,811)	(50,761)
Total other expenses	$(205,104)	$(250,576)

Other expenses for the year ended August 31, 2013 totaled $205,104 compared to $250,576 for the year ended August 31, 2012, a decrease of $45,472 or 18%. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit. We also recorded the accretion of various debt discounts associated with our convertible promissory notes and the Lenco contingent royalty. Debt discounts recorded during the year ended August 31, 2013 and 2012 represented the beneficial conversion feature, warrants to purchase stock, and derivative liability associated with the convertible promissory notes. The original value of the derivative liability was recorded as a debt discount. As a result of the derivative classification, the debt discount had to be re-measured as of the reporting date. The re-measurement resulted in an increase to the derivative liability of $433,811 and $50,761 for the years ended August 31, 2013 and 2012, respectively. If the convertible promissory notes issued to the Creditor remain outstanding at any time subsequent to the six-month anniversary of the date the convertible promissory notes were issued, a derivative liability exists and will have to be measured as of each reporting date.

Provision for Income Taxes

We did not generate profits for the years ended August 31, 2013 and 2012. As a result, no provision for income taxes was recorded.

Net Loss Attributable to Common Shareholders	For the Years Ended August 31,
	2013	2012
Net loss attributable to common shareholders
Net loss	$(2,610,279)	$(1,584,937)
Deemed dividends	-	(200,647)
Net loss attributable to common shareholders	$(2,610,279)	$(1,785,584)

We generated a net loss of $2,610,279 for the year ended August 31, 2013 compared to $1,584,937 for the year ended August 31, 2012, an increase of $1,025,342 or 65% for the reasons set forth above. During the year ended August 31, 2012, we also recorded a deemed dividend of $83,020 to account for the distribution of assets to the former Chief Executive Officer of RL. In addition, for the same period a deemed dividend of $117,627 was also recorded to account for the excess value over historical costs of various financial instruments issued to the entity that originally owned the WatchThisTM technology. No dividends in any form were recorded during the year ending August 31, 2013.

Liquidity and Capital Resources

As of August 31, 2013 we had cash totaling $7,980, which consisted of cash funds held at major financial institutions. We had net a working capital deficit of $3,009,925 as of August 31, 2013, compared to a net working capital of $975,490 as of August 31, 2012. Our principal uses of cash during the fiscal year ending August 31, 2013 were funding our operations as described below.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the year ended August 31, 2013, the Company recorded a net loss of $2,610,279 and had negative working capital as of August 31, 2013 of $3,009,925. The net loss and negative working capital indicates that the Company may have difficulty continuing as a going concern.

Management is confident but cannot guarantee that additional capital can be raised in order to repay debts and continue operations. During the fiscal year ending August 31, 2014, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others of $90,318, $327,000, $90,704, respectively. Normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management’s business plan. Additionally, the Company is currently in default on its capital lease. If the Company defaults on this capital lease, the lessor may decide to take back its equipment. If that occurred then the Company would likely need to lease third party servers in order to continue operating its business. Since inception and through August 31, 2013, the Company has successfully raised a significant amount of capital. Additionally, the Company anticipates launching several new product offerings in the second quarter of its fiscal year ending August 31, 2014. The Company expects those products to be profitable but notes that it will require significant capital for product development and ultimately commercially deployment. However, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to reach break-even and become profitable. If the Company is unable to become profitable or sustain its cash flow, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our Indebtedness

As of August 31, 2013, we had issued a total of $327,000 in current convertible promissory notes and $790,000 in long term convertible promissory notes that remained outstanding . We also owe significant balances under a factoring agreement, a lease agreement for computer servers, and significant balances are owed to the two primary executives that operate our business.

As of August 31, 2013, the conversion price of a total of $327,000 of the Company’s convertible notes is based upon a 39% discount to the then-prevailing price of the Company’s common stock. As a result, the lower the stock price at the time the investor converts the notes, the more common shares the investor will receive.

To the extent the investor converts the notes and then sells its common stock, the common stock may decrease due to the additional shares in the market. This could allow the investor to receive greater amounts of common stock upon conversion. The sale of each share of common stock further depresses the stock price.

Due to the floating conversion price of the notes, the Company does not know the exact number of shares that the investor would be issued upon conversion. As of August 31, 2013, if the investor elected to convert the notes to common shares, the investor would have been issued approximately 8,507,844 shares of the Company’s common stock. If the investor had made an election to convert the notes as of August 31, 2013, this issuance would have represented approximately 43% of the issued and outstanding common stock as of August 31, 2013.

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

The table below details the number of shares issuable to the investor, without regard to the 9.99% limitation, in the event the share price decreases 25%, 50% or 75% from the stock price as of August 31, 2013.

Stock Price	Shares Issuable Upon Conversion

$0.0505	8,507,844
$0.0379	11,343,792
$0.0253	17,015,687
$0.0126	34,031,375

Factoring / Line of Credit

The Company utilizes an independent third party to factor its accounts receivables (the “Factor”). The Factor provides advances to the Company on balances owed from its customers. The Factor only provides cash advances on accounts receivable balances it has approved and will not provide cash advances in excess of 70% of the balance of all approved accounts receivable balances. The Factor accepts payments from the Company’s customers that are associated with the approved accounts receivable balances. An interest charge equal to approximately 3% of the rolling balance owed to the Factor is charged to the Company, on an annualized basis. This financing arrangement is recourse. The balance owed to the Factor is secured by all of the Company’s assets. The balance outstanding as of August 31, 2012 was $68,091. The balance due to the factor was satisfied during the 2013 fiscal year.

On April 11, 2013, the Company closed a non-dilutive line of credit financing for $250,000 with an institutional fund. Subsequently, the institutional fund has increased the Company’s line of credit to $500,000.

Capital Expenditures

Based on current estimates, we believe that our anticipated capital expenditures will be adequate to implement our current plans.

Historical Trends

The following table summarizes our cash flow data for the years ended August 31, 2013 and 2012.

	Fiscal Year Ended August 31,
	2013	2012

Net cash used in operating activities of continuing operations	$(811,429)	$(259,970)
Net cash used in investing activities of continuing operations	-	(8,450)
Net cash provided by financing activities of continuing operations	591,974	668,427
Net cash used in discontinued operations	-	(172,572)

Cash flow used by operating activities of continuing operations totaled $811,429 for the year ended August 31, 2013, compared to $259,970 used for the year ended August 31, 2012. Operating cash flow was negative during the years ended August 31, 2013 and 2012 as we are still in the beginning stages of our operations and are continuing the expansion of our advertising within the RadioLoyalty™ and WatchThis™ Platforms.

Cash flow used by investing activities of continuing operations totaled $0 for the year ended August 31, 2013, as compared to $8,450 used in the year ended August 31, 2012. We invested in several computers during the year ended August 31, 2012.

Cash flow provided by financing activities of continuing operations totaled $591,974 for the year ended August 31, 2013, compared to $668,427 provided by for the year ended August 31, 2012. We raised substantial capital through the issuance of convertible promissory notes during the years ended August 31, 2013 and 2012.

Cash flow used in discontinued operations totaled $172,572 for the year ended August 31, 2012. We closed the prior business down during the year ended August 31, 2012 and thus there was no impact on the fiscal 2013 cash flow statement.

Off-Balance Sheet Arrangements

As of August 31, 2013 and 2012, we did not have any off-balance sheet arrangements.

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

Cost of Revenue

Cost of revenue consists of the revenue-sharing amounts paid to broadcasters and publishers who provide us with their content and listenership, infrastructure costs related to content streaming, costs related to creating and serving advertisements as well as third party ad serving technology providers. The Company makes payments to third-party ad servers for the period the advertising impressions or click-through actions are delivered or occur, and accordingly, the Company records this as a cost of revenue in the related period.

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

STREAMTRACK, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
StreamTrack, Inc.
Santa Barbara, California

We have audited the accompanying consolidated balance sheets of StreamTrack, Inc. as of August 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of StreamTrack, Inc. as of August 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC
Bingham Farms, Michigan
November 26, 2013

StreamTrack, Inc.
Consolidated Balance Sheets

	As of August 31, 2013	As of August 31, 2012
Assets
Current assets:
Cash	$7,980	$227,435
Accounts receivable, net of allowances of $19,000 and $72,000 at August 31, 2013 and 2012, respectively	373,971	518,785
Prepaid expenses	11,076	10,981
Total current assets	393,027	757,201
Property and equipment, net	400,133	732,740
Other assets
Note receivable	160,500	150,000
Customer list, net	-	150,166
Other assets	37,562	34,323
Total other assets	198,062	334,489
Total assets	$991,222	$1,824,430

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$1,376,138	$1,123,041
Line of credit	362,331	68,091
Derivative liabilities embedded within convertible notes payable	778,074	86,115
Capital lease payable – in default	90,704	118,443
Related party payables	468,705	136,978
Contingent royalty payable	-	35,822
Convertible notes payable	200,000	-
Convertible notes payable, in default, net of debt discount of $0 and $11,299 as of August 31, 2013 and 2012	127,000	164,201
Total current liabilities	3,402,952	1,732,691
Long term liabilities
Deferred revenues	-	157,805
Contingent royalty payable, net of current portion	-	730,177
Convertible promissory notes, net of debt discount of $30,233 and $6,370 as of August 31, 2013 and 2012	279,767	43,630
Related party convertible promissory notes, net of debt discount of $37,585 and $59,983 as of August 31, 2013 and 2012	487,415	365,017
Total long term liabilities	767,182	1,296,629
Total liabilities	4,170,134	3,029,320
Commitments and contingencies (note 5)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 0 and 100 shares issued and outstanding as of August 31, 2013 and 2012	-	1
Common stock, $0.0001 par value: 1,000,000,000 shares authorized; 17,045,823 and 183,415 shares issued and outstanding as of August 31, 2013 and 2012	1,705	18
Additional paid-in capital	1,223,508	1,346,967
Deferred stock based compensation	(8,262)	(766,292)
Accumulated deficit	(4,395,863)	(1,785,584)
Total stockholders’ deficit	(3,178,912)	(1,204,890
Total liabilities and stockholders’ deficit	$991,222	$1,824,430

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.
Consolidated Statements of Operations

	For the Years Ended August 31,
	2013	2012

Revenue
Advertising	$1,514,892	$1,623,185
Services	215,044	119,133
Total revenue	1,729,936	1,742,318
Costs of revenue
Media network	214,069	615,435
Depreciation	364,522	227,430
Colocation hosting services	223,502	258,971
Broadcaster fees	181,476	151,758
Other costs of revenues	719,784	348,144
Total costs of revenue	1,703,353	1,601,738
Gross profit	26,583	140,580
Operating expenses
Consulting fees (includes stock compensation of $117,469 and $94,516 in 2013 and 2012)	212,840	367,147
Professional fees	147,531	166,287
Product development (includes stock compensation of $379,801 and $23,555 in 2013 and 2012)	725,052	147,541
Marketing and sales (includes stock compensation of $69,063 and $14,287 in 2013 and 2012)	338,302	145,334
Rents	184,556	139,120
Officer compensation (includes stock compensation of $0 and $10,000 in 2013 and 2012)	467,379	130,187
Bad debts	67,553	117,408
Other expenses	288,545	261,917
Total operating expenses	2,431,758	1,474,941
Loss from operations	(2,405,175)	(1,334,361)
Other income (expenses)
Other income	34,327	-
Interest expense (including accretion of debt discount of $362,942 and $33,274 for 2013 and 2012)	(546,517)	(199,815)
Gain on RightMail and settlement of Lenco royalties	740,897	-
Change in fair value of derivatives	(433,811)	(50,761)
Total other income (expenses)	(205,104)	(250,576)
Loss before provision for income taxes	(2,610,279)	(1,584,937)
Provision for income taxes	-	-
Net loss	(2,610,279)	(1,584,937)
Deemed dividend	-	(200,647)
Net loss attributable to common stockholders	$(2,610,279)	$(1,785,584)

Basic and diluted net loss per share attributable to common stockholders	$(0.30)	$(16.29)

Weighted-average number of shares used in computing per share amounts	8,566,471	109,632

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.
Consolidated Statements of Stockholders’ (Deficit) Equity

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Deferred Stock Based	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Deficit	(Deficit)

Balance, August 31, 2011	2,083	$2,500	51,057	$5	$765,271	$400	-	$(309,964)	$458,212
Issuance of common stock for conversion of debt	-	-	80,483	8	134,132	-	-	-	134,140
Issuance of common stock for conversion of preferred stock	(2,083)	(2,500)	20,833	2	2,498	-	-	-	-
Issuance of anti-dilution shares	-	-	28,500	3	(3)	-	-	-	-
Issuance of common stock for compensation	-	-	2,542	-	22,300	-	-	-	22,300
Issuance of RL common stock for compensation	-	-	-	-	908,650	-	(908,650)	-	-
Amortization of stock based compensation	-	-	-	-	-	-	142,358	-	142,358
Shares returned from treasury	-	-	-	-	400	(400)	-	-	-
Issuance of common stock and stock warrant for asset purchase agreement	-	-	-	-	-	-	-	(117,627)	(117,627)
Contribution of assets by shareholder	-	-	-	-	83,020	-	-	(83,020)	-
Share exchange	1	1	-	-	921,040	-	-	(1,399,416)	(478,375)
Recapitalization	-	-	-	-	(1,490,341)	-	-	1,709,380	219,039
Net loss	-	-	-	-	-	-	-	(1,584,937)	(1,584,937)

Balance, August 31, 2012	1	1	183,415	18	1,346,967	-	(766,292)	(1,785,584)	(1,204,890)

Issuance of common stock for conversion of debt	-	-	466,447	47	91,953	-	-	-	92,000
Discount on convertible debt	-	-	-	-	39,775	-	-	-	39,775
Issuance of common stock for conversion of preferred stock	(1)	(1)	1,510,417	152	(151)	-	-	-	-
Recapitalization of RL	-	-	15,018,130	1,501	(1,501)	-	-	-	-
Issuance of common stock for services	-	-	85,000	8	24,642	-	-	-	24,650
RightMail rescission	-	-	(114,835)	(11)	(86,489)	-	-	-	(86,500)
Amortization of stock based compensation	-	-	(102,751)	(10)	(191,688)	-	758,030	-	566,332
Net loss	-	-	-	-	-	-	-	(2,610,279)	(2,610,279)

Balance, August 31, 2013	-	$-	17,045,823	$1,705	$1,223,508	$-	$(8,262)	$(4,395,863)	$(3,178,912)

The accompanying notes are an integral part of the financial statements.

StreamTrack, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended August 31,
	2013	2012

Cash flows from operating activities of continuing operations
Net loss	$(2,610,279)	$(1,584,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	566,333	142,358
Bad debt expense	67,553	117,408
Depreciation and amortization	427,542	248,359
Remeasurement of derivative liability	433,811	50,761
Accretion	311,257	139,811
Stock issued for services and finance fees	66,515	-
Gain on disposal of RightMail and Lenco royalty	(740,897)	-
Changes in assets and liabilities:
Accounts receivable	18,300	(135,717)
Prepaid expenses	(95)	116,223
Note receivable	(10,500)	(150,000)
Other assets	(3,239)	(19,110)
Accounts payable and accrued expenses	488,348	657,069
Deferred revenue	(157,805)	157,805
Related party payables	331,727	-
Net cash used in operating activities	(811,429)	(259,970)
Cash flows from investing activities
Purchases of property and equipment	-	(8,450)
Cash flows from financing activities
Proceeds from issuance of convertible promissory notes	360,000	582,900
Payments on capital lease	(20,401)	(28,606)
Net advances from related parties	-	46,042
Net (payments) advances from Factor	(68,091)	68,091
Net advances from line of credit	320,466	-
Net cash provided by financing activities of continuing operations	591,974	668,427
Cash flows from discontinued operations
Cash flows from operations activities of discontinued operations	-	(246,272)
Cash flows from investing activities of discontinued operations	-	(68,325)
Cash flows from financing activities of discontinued operations	-	142,025
Net cash used in discontinued operations	-	(172,572)
Net increase in cash and cash equivalents	(219,455)	227,435
Cash and cash equivalents at beginning of year	227,435	-
Cash and cash equivalents at end of year	$7,980	$227,435

Supplemental disclosures of noncash financing activities
Deemed dividends	$-	$200,647
Issuance of common stock for conversion of debts and accrued interest	$92,000	$134,140
Issuance of common stock for acquisition of customer list	$-	$159,000
Contribution of assets by Chief Executive Officer	$-	$128,120
Recording of convertible note payable to Chief Executive Officer	$100,000	$-
Supplemental disclosures of cash flow information
Cash paid during the year for income taxes	$-	$-
Cash paid during the year for interest	$-	$5,670

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.
Notes to Consolidated Financial Statements

1.	Description of Business and Basis of Presentation

StreamTrack, Inc. (the “Company”) is a digital media and technology services company. The Company provides audio and video streaming and advertising services through its RadioLoyaltyTM Platform (the “Platform”) to over 5,000 internet and terrestrial radio stations and other broadcast content providers. The Platform consists of a web-based and mobile player that manages streaming audio and video content, social media engagement, display and video ad serving within the web player and is also capable of replacing audio ads with video ads within the web player in a live or on-demand environment. The Company offers the Platform directly to its broadcasters and integrates or white labels its technologies with web-based internet radio guides and other web-based content providers. The Company is also continuing development of WatchThis™, a patent-pending technology to provide web, mobile and IP television streaming services that are e-commerce enabled within streamed content.

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

On August 31, 2012, the Company executed an asset purchase agreement (the “APA”) to complete the acquisition of certain assets and liabilities of RL and has since entered into an amendment to the APA in order to (i) issue Michael Hill an additional 180,000,000 shares of the Company’s common stock as necessary in order to ensure Michael Hill retains control of the Company through the date of a reverse stock split previously authorized by the Company’s Board of Directors and (ii) to provide a methodology to determine the number of shares of the Company’s stock that would be issued to the shareholders of RL such that the Company’s valuation on the date of the issuance of shares was $14,500,000 (iii) to provide the Company with the right, which has not yet been exercised, to purchase all of the outstanding common stock of RL for $1. Upon the execution of the APA, a plan to complete a reverse stock split was authorized by the Company’s Board of Directors. Upon exercise of the Company’s right to purchase all of the outstanding common stock of RL, all of the outstanding shares of the Company’s Series A Preferred Stock will convert into shares of the Company’s common stock pursuant to the terms of the Series A Preferred Stock (approximately 10% of the Company’s outstanding common stock). The remaining approximately 90% of the Company’s outstanding common stock, on a post-reverse stock split basis, will be held by the former shareholders of RL, of which Michael Hill, the Company’s Chief Executive Officer, is a significant shareholder. The final APA was executed on March 6, 2013.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the year ended August 31, 2013, the Company recorded a net loss of $2,610,279 and had negative working capital of $3,009,925. The net loss and negative working capital indicate that the Company may have difficulty continuing as a going concern.

Management is confident but cannot guarantee that additional capital can be raised in order to repay debts and continue operations. For the twelve months ending August 31, 2014, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others of $90,318, $327,000, and $90,704, respectively. Normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management’s business plan. Since inception and through the date of these financial statements, the Company has successfully raised a significant amount of capital. On April 11, 2013, the Company closed a non-dilutive line of credit financing for $250,000 with an institutional fund. Subsequently, the institutional fund has increased the Company’s line of credit to $500,000. Additionally, the Company anticipates launching several new product offerings and initiating certain new significant partnerships during the fiscal year ending August 31, 2014. The Company expects those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. The Company will attempt to have its potential partners pay for the majority of these costs but management cannot be certain that arrangement will occur. Management may potentially make a business decision to move forward, delay, or cancel certain partnerships because of the Company’s overall capital needs. Nonetheless, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to reach break-even and become profitable. If the Company is unable to become profitable and sustain cash flow, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used for determining the allowance for doubtful accounts, the fair value of RL’s common stock through August 31, 2013, stock-based compensation, fair values of warrants to purchase common stock, derivative liabilities and income taxes. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s financial statements could be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

Segments

The Company operates in one segment. The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources. When evaluating the Company’s financial performance, the CODM reviews separate revenue and expense information for the Company’s RadioLoyaltyTM , WatchThisTM , StreamTrack Media, and other online product offerings, while all other financial information is reviewed on a consolidated basis. All of the Company’s principal operations are located in Santa Barbara, California, with the exception of its computing and hosting facilities in Los Angeles, California.

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

Services Revenue. The Company generated services revenues for the period from September 1, 2012 through August 31, 2013. These revenues related to the provision of data and streaming hosting services to two customers. The Company no longer generates significant services revenues of this nature but does anticipate project-oriented service revenues associated with the integration and private-branding of the Company’s technologies with both current and potential business partners and customers, respectively.

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

The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the fiscal years ended August 31, 2013 and 2012 totaled $67,553 and $45,408, respectively.

For the fiscal year ended August 31, 2013, the Company had two customers that accounted for 32.3% and 10.3% of total revenue. For the fiscal year ended August 31, 2012, the Company had one customer that accounted for 44.7% of total revenue. The loss of these customers would not have a significant impact on the Company's operations and/or cash flows.

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

Internal Use Software and Website Development Costs

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the asset if certain criteria are met. Costs related to design or maintenance of internal-use software are expensed as incurred. The Company evaluates the costs incurred during the application development stage of website development to determine whether the costs meet the criteria for capitalization. Costs related to preliminary project activities and post implementation activities are expensed as incurred. For the years ended August 31, 2013 and 2012, the Company capitalized $0 and $112,204 in costs related to internal use software and website development, respectively. Management also determined that $345,250 and $133,669 in certain software and website development costs did not meet the relevant criteria to be capitalized during fiscal 2013 and 2012, respectively. As a result, all of these costs were expensed and included within the accompanying statement of operations as “product development” during the years indicated.

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

Stock-Based Compensation

Stock-based payments made to employees and non-employees, including grants of restricted stock units and employee stock options, are recognized in the statements of operations based on their fair values. The Company has previously issued restricted stock units and has not issued any employee stock options to date. The Company recognizes stock-based compensation for awards granted to employees that are expected to vest, on a straight-line basis using the single-option attribution method over the service period of the award, which is generally three years. The Company recognizes stock-based compensation for awards granted to non-employees over the expected service period revaluing the award at each reporting period in accordance with the appropriate accounting guidance. Because the restricted stock units vest on a daily basis, the Company has estimated the forfeiture rate of these stock awards to be 0%. Should the Company issue stock-based compensation in the form of employee stock options, the resulting expense recognized in the statements of operations may been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rates used for valuing stock-based compensation payments would be estimated based on historical experience. The Company would estimate the fair value of employee stock options using the Black-Scholes valuation model. The determination of the fair value of a stock-based award is affected by the deemed fair value of the underlying stock price on the grant date, as well as other assumptions including the risk-free interest rate, the estimated volatility of the Company’s stock price over the term of the award, the estimated period of time that the Company expects employees and non-employees to hold their stock awards and the expected dividend rate.

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

Cost of Revenue

Cost of revenue consists of the revenue-sharing amounts paid to broadcasters and publishers who provide us with their content and listenership, infrastructure costs related to content streaming, costs related to creating and serving advertisements as well as third party ad serving technology providers. The Company makes payments to third-party ad servers for the period the advertising impressions or click-through actions are delivered or occur, and accordingly, the Company records this as a cost of revenue in the related period.

Consulting Fees

Several consultants were involved in the Company’s business development activities and also provided the Company with financial advisory services during the years ended August 31, 2013 and 2012. These consulting fees were substantial during the years ended August 31, 2013 and 2012. The Company does not have any ongoing commitments with the majority of the consultants the Company worked with during the years ended August 31, 2013 and 2012.

Professional Fees

Professional fees include legal fees for entertainment audio, video and radio industry-specific issues, legal fees for SEC reporting, and audit fees associated with the SEC compliance of the Company and the audit of RL as of August 31, 2013 and for the period from inception (November 30, 2011) through August 31, 2013.

Product Development

The Company incurs product development expenses consisting of consulting fees, employee compensation, information technology and facilities-related expenses. The Company incurs product development expenses primarily for development and improvements to the Universal PlayerTM, the RadioLoyaltyTM, WatchThisTM, online and mobile content integration and development of new advertising products or development and enhancement of other new technologies. The Company generally expenses product development costs as incurred.

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

Officer Compensation

The Company’s Officers are not currently under long-term contracts with the Company. It is anticipated that long-term contracts will be executed during the fiscal year ending August 31, 2014. During the years ended August 31, 2013 and 2012, compensation was paid to these executives out of operations from time to time but no formal compensation plan has been in place. As of August 31, 2013 and 2012, amounts due to these officers included within related party payable on the accompanying balance sheets were $468,705 and $136,978, respectively. Stock compensation of $10,000 is also included within officer compensation during the year ended August 31, 2012 and is the result of the initial issuance of 10,000,000 shares of RL common stock on the date of RL’s incorporation.

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

Content Acquisition Costs

Content acquisition costs principally consist of amounts paid to internet-based, terrestrial and mobile content providers. The Company did not incur any substantial content acquisition costs for the years ended August 31, 2013 and 2012, respectively. However, these costs are likely to become substantial in the future as the Company expands its online product portfolio.

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

3.	Composition of Certain Financial Statement Captions

Property and Equipment

Property and equipment consisted of the following:

	As of August 31,
	2013	2012

Software	$771,666	$771,666
Servers, computers, and other related equipment	198,924	198,924
Leasehold improvements	1,675	1,675
	972,265	972,265
Less accumulated depreciation and amortization	(572,132)	(239,525)

Property and equipment, net	$400,133	$732,740

Depreciation expense totaled $332,607 and $239,525 for the years ended August 31, 2013 and 2012, respectively. There were no write-offs during the fiscal years ended August 31, 2013 and 2012, respectively.

Note receivable

Note receivable consisted of a $150,000 convertible promissory and accrued interest of $10,500. The note bears interest at 7% and is due from a digital content provider on or before August 28, 2016. The balance owed can be converted into either preferred stock or common stock of the digital content provider, at the Company’s election, subject to certain conditions and contingencies. The Company agreed to work with the digital content provider to make modifications to its Universal PlayerTM technology platform to better suit the digital content provider’s specific needs. The Company received a $25,000 deposit previously. The Company has received the remaining fees, which are recorded as a note receivable. The Company expects to earn additional revenue from the client beginning in the second fiscal quarter of 2014.

Customer List

Customer list, net consisted of the following:

	As of August 31,
	2013	2012

Original cost	$-	$159,000

Less accumulated amortization	-	(8,834)

Customer list, net	$-	$150,166

The customer list represents the estimated value of the shares of RL common stock issued to complete the asset acquisition agreement with Rightmail, LLC (“Rightmail”) on July 1, 2012. The Company was amortizing the value of the customer list over a three-year term. Amortization expense totaled $39,750 and $8,834 for the years ended August 31, 2013 and 2012, respectively. On May 1, 2013, the Company entered into a settlement agreement to rescind the agreement, see Note 5 for additional information.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of August 31,
	2013	2012

Accounts payable	$1,028,287	$1,030,716
Accrued consulting fees	64,049	41,500
Accrued broadcaster commissions	90,632	28,870
Accrued interest	139,639	17,673
Credit card	53,531	4,282

Accounts payable and accrued expenses	$1,376,138	$1,123,041

Deferred Revenues

Deferred revenues consisted of the following:

	As of August 31,
	2013	2012

Balance due RL upon completion of special project, secured by a convertible promissory note	$-	$150,000
Customer deposits	-	7,805
Deferred revenues	$-	$157,805

4.	Fair Value

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term in nature or they are payable on demand.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at August 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$7,980	$–	$–	$7,980
Total assets measured at fair value	$7,980	$–	$–	$7,980

Liabilities
Derivative instruments	$–	$778,074	$–	$778,074
Total liabilities measured at fair value	$–	$778,074	$–	$778,074

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at August 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$227,435	$–	$–	$227,435
Total assets measured at fair value	$227,435	$–	$–	$227,435

Liabilities
Derivative instruments	$–	$86,115	$–	$86,115
Total liabilities measured at fair value	$–	$86,115	$–	$86,115

The Company’s derivative liabilities were classified as Level 2 within the fair value hierarchy because they were valued using significant other observable inputs. At each reporting period, the Company calculates the derivative liability using the Black-Scholes pricing model taking into account variables such as expected life, risk free interest rate, expected volatility, the fair market value of the Company's common stock and the conversion price..

5.	Acquisitions

Acquisition of RadioLoyalty Platform from Lenco Mobile, Inc.

On December 1, 2011, Michael Hill and Aaron Gravitz (the “Executives”), together with a business entity they organized, RL, executed an asset purchase agreement with their former employer, Lenco Mobile, Inc. (“Lenco”), to acquire certain assets and assume certain liabilities from Lenco. The primary asset acquired from Lenco was the RadioLoyaltyTM Platform (the “Platform”). The Platform consists of a web-based and mobile player that manages streaming audio and video content, social media engagement, display and video ad serving within the web player and is also capable of replacing audio ads with video ads within the player in a live or on demand environment. Audio advertisements generate substantially less ad revenues than video advertisements. The consideration given to Lenco consisted only of a 3.5% royalty on revenues earned through the Platform for the period from November 1, 2011 through November 1, 2014 (the “Royalty”). The value of the classes of assets and liabilities assumed in the December 1, 2011 transaction were as follows as of the acquisition date.

Accounts receivable	$500,476
Prepaid expenses	35,100
Software	684,294
Security deposits	15,213
Accounts payable	(484,685)
Related party payable – Michael Hill	(48,383)
Related party payable – Aaron Gravitz	(42,553)
Purchase price	$659,462

Under the Agreement, no other compensation is due to Lenco. The Royalty was assumed by RL on December 1, 2011 and subsequently assumed by the Company’s subsidiary, in connection with the August 31, 2012 asset purchase agreement between the Company, StreamTrack and RL. As of December 1, 2011, RL estimated the total Royalty owed to Lenco during the term of the Royalty was $1,051,786. RL determined the present value of the payments estimated to be owed to Lenco during the term of the Royalty. A discount factor of 20.06% was used. This percentage represented the Company’s estimated effective cost of capital during the period from its inception through the date of these financial statements. The present value of the Lenco Contingent Royalty was estimated to be $659,462 as of December 1, 2011. During the period from August 31, 2012 through May 31, 2013, RL recorded accretion of the estimated Lenco Contingent Royalty of $75,441. This amount is classified within interest expense – accretion in the statement of operations. The present value of the Lenco Contingent Royalty as of May 31, 2013 was estimated to be $841,440. The purchase price was classified on the Company’s balance sheets as a contingent royalty payable.

The software included the source code and front-end software for the Platform. The Company determined it would amortize the software over a period of three years.

On August 30, 2013, the Company, along with its sole subsidiary, its predecessor entity, another associated entity and Michael Hill, who currently or previously served as a primary executive officer for each of these entities, entered into an assignment of assets, settlement agreement and general release (the “Agreement”) with Lenco. Lenco was owed up to $2,500,000 from the Company through October 1, 2014, subject to certain contingencies (the “Contingent Royalty”), as a result of a December 1, 2011 transaction between Lenco, Michael Hill, and another primary executive officer of the Company’s predecessor entity, among others. Upon the execution of the Agreement, the Contingent Royalty, for which no payments have been made from the Company to Lenco, is cancelled such that the Company will not owe any past, present or future amounts originally owed to Lenco as a result of the December 1, 2011 transaction. In exchange, the Company forgave all outstanding accounts receivable balances owed from Lenco to the Company and assigned certain assets that had nominal value on the Company’s books, to Lenco. Lastly, Michael Hill relinquished all of his rights to make certain employment or other claims against Lenco in the future. In connection with the Agreement and Michael Hill’s decision to relinquish certain rights to initiate certain employment and other claims against Lenco, the Company’s Board of Directors, with Michael Hill abstaining, awarded Michael Hill a three-year $100,000 convertible promissory note with 4% annual interest that is convertible into the Company’s common stock at a conversion price of $0.074 per share. In connection, with the Agreement, the Company recorded a gain of $669,050 which comprised of the removal of the current balance of the royalty of $821,184 offset by $52,134 in net accounts receivable and a $100,000 convertible note payable to Michael Hill.

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

On May 1, 2013, RL entered into a settlement and rescission agreement with Rightmail, LLC and Michael Freides. The settlement and rescission agreement provided for the following: (i) cancellation of all shares of the Company’s common stock previously issued to Michael Freides and Jennifer Freides (the “Rightmail Officers”) (ii) issuance of 250,000 shares of the Company’s common stock to Michael Freides (iii) cancellation of any and all other amounts owed between the Company and Rightmail and (iv) the assignment of certain accounts payables balances, already included in the Company’s accounts payable, that total $139,634, to the Company.

Assignment of certain accounts payables balances to Rightmail	$7,583
Writeoff of customer list accumulated amortization	44,170
Writeoff of accrued consulting fees owed to Rightmail Officers	103,256
Value of settlement shares issued to Rightmail owner, Michael Freides	(72,500)
Writeoff of amount due from Rightmail	(3,835)
Assignment of certain accounts receivable balances to Rightmail	(6,827)
Gain on settlement	$71,847

6.	Commitments and Contingencies

Leases

The Company conducts its operations using leased office facilities in Santa Barbara, California.

The following is a schedule of future minimum lease payments under operating leases as of August 31, 2013:

Fiscal Year Ending August 31,
2014	90,318

Total minimum lease payments	$90,318

The leases are written under separate arrangements expiring through 2014. The Company holds a right to renew the leases for an additional two years at increased rental rates. Rent expenses for the years ended August 31, 2013 and 2012 totaled $184,556 and $139,120 respectively. The Company recognizes rent expense on a straight-line basis over the lease term including expected renewal periods. The difference between rent expenses and rent payments is recorded as deferred rent in current and long-term liabilities. No deferred rent existed as of August 31, 2013 and 2012, respectively.

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

7.	Income Taxes

The provision for income tax expense (benefit) consists of the following:

	Fiscal Years Ended August 31,
	2013	2012
Current
Federal	$-	$-
State and local	-	-
Total current income tax expense	-	-
Deferred
Federal	$(1,119,207)	$(538,879)
State and local	(382,823)	(237,741)
Valuation allowance	1,502,030	776,620
Total deferred income tax expense	-	-

Total income tax expense	$-	$-

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented.

	Fiscal Year Ended August 31,
	2013	2012

U.S. federal taxes at statutory rate	34%	34%
State taxes, net of federal benefit	6	15
Permanent differences	-	-
Change in valuation allowance	(40)%	(49)%
Change in rate	-	-
Other	-	-

Effective tax rate	-%	-%

As of August 31, 2013, the Company had federal net operating loss carryforwards of approximately $3,414,000, which includes stock-based compensation deductions of approximately $708,000. The federal net operating losses and tax credits expire in years beginning in 2021. As of August 31, 2013, the Company had state net operating loss carryforwards of approximately $3,414,000 that expire in years beginning in 2014. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Company has previously experienced “ownership changes” under section 382 of the Code and comparable state tax laws. The Company estimates that none of the federal and state pre-change net operating losses will be limited under Section 382 of the Code.

As of August 31, 2013 and 2012, the Company maintained a full valuation allowance on its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The Company files income tax returns in the United States and California. The 2012 tax year remains subject to examination for U.S. federal and state purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and state purposes. The Company is not currently under examination in federal or state jurisdictions.

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

Assets under capital lease as of August 31, 2013 and 2012 were as follows:

	2013	2012

Servers	$147,049	$147,049
Less: accumulated depreciation	(99,984)	(43,062)
Net assets under capital lease	$47,065	$103,987

On March 22, 2013, the Company reached a settlement and release agreement with IBM Credit, LLC, (“IBM”) the lessor associated with the Company’s computer servers and software classified under capital lease. The balance owed to IBM as of March 22, 2013 was agreed to be $108,704. Payments of $9,000 per month are scheduled in order to satisfy this balance. The final payment due March 1, 2014 is for $9,704.  As of August 31, 2013 and as of the date of these financial statements, the Company was in default of this agreement and the amount outstanding of $90,704 is reflected as a current liability on the accompanying balance sheet.

9.	Related Party Transactions

The related party payable as of August 31, 2013 and 2012 consists of unpaid compensation and non-interest bearing cash advances and charges on personal credit lines made on behalf of the Company by the Company’s Chief Executive Officer and an executive of the Company’s subsidiary. The balances owed to the executives are not secured and are due on demand. Interest will be charged on these balances. However, no formal agreement has been executed to quantify the interest. The Company has only been operating since November 30, 2011. As a result, the Company has an extremely limited credit history. The Company’s Chief Executive Officer, and the Chief Executive Officer of StreamTrack Media, Inc. use their personal credit cards to fund operations on a frequent basis. If the Company did not have access to these credit cards, the Company would have to rely exclusively on external sources of capital. The Company’s external sources of capital are not always readily available. Once the Company’s track record is more established and results of operations are profitable, then external sources of capital should become more readily available. As a result, in time-constrained circumstances, the use of personal credit cards is necessary until such time as the Company is able to build up its own credit-worthiness and access more readily available and significant credit.

RL entered into several convertible promissory notes with its founders, officers and high-level executives since its inception on December 1, 2011. The following is a summary of the issuance dates, amounts and the related party nature of the transaction.

Date of Issuance	Amount	Related Party Nature

December 1, 2011	$100,000	Issuance to an entity controlled by RL founders
March 27, 2012	125,000	Issuance to an entity partially controlled by Chief Executive Officer
June 18, 2012	50,000	Issuance to an executive of StreamTrack Media
August 22, 2012	150,000	Issuance to an executive of StreamTrack Media
August 27, 2013	100,000	Issuance to Chief Executive Officer

Total	$525,000

On July 1, 2012, RL entered into a 3-year consulting agreement with Carter Toni, who is now the Vice President, Product Development, of StreamTrack. Mr. Toni agreed to an annual salary of $99,600 and was granted 50,000 shares of RL common stock that will vest over the term of the consulting agreement. This salary was deferred until January 1, 2013.

On July 1, 2012, RL entered into a 3-year consulting agreement with Jennifer Freides, the former Chief Operating Officer of StreamTrack. Ms. Freides agreed to an annual salary of $99,600 and was granted 25,000 shares of RL common stock that will vest over the term of the consulting agreement. This salary was deferred until January 1, 2013. See Note 5 for discussion regarding an agreement with the Rightmail Officers.

On July 1, 2012, RL entered into a 3-year consulting agreement with Michael Freides, the former President of StreamTrack. Mr. Freides agreed to an annual salary of $99,600 and was granted 25,000 shares of RL common stock that will vest over the term of the consulting agreement. This salary was deferred until January 1, 2013. See Note 5 for discussion regarding an agreement with the Rightmail Officers.

RL records consulting fees payable to these three executives on a straight-line basis, over the term of the agreements. A total of $158,589 and $41,500 in consulting fees were recorded for the years ended August 31, 2013 and 2012, respectively. However, these amounts were not paid to the executives as of August 31, 2012 as a result of their agreement to defer their pay until January 1, 2013.

On July 1, 2012, RL acquired a customer list from Rightmail, an entity wholly owned by Michael Freides, in exchange for 300,000 shares of RL common stock valued at $159,000. See Note 5 for discussion regarding an agreement with the Rightmail Officers.

10.	Factor Line of Credit

On January 26, 2012, the Company executed a contract with an unrelated party (the “Factor”) to provide financing to the Company in the form of a factoring line of credit. The Company utilizes the factoring line of credit to take cash advances on its accounts receivable balances prior to its customers paying the balances owed to the Company. The Factor charges a variety of fees totaling approximately 3% of the funds advanced by the Factor. Transactions involving the Factor for the year ended August 31, 2012 are detailed in the table below.

Advances from factor	$1,102,134
Fees charged by factor	34,121
Total	1,136,255
Payments received from customers	(1,068,164)
Balance, August 31, 2012	$68,091

The liability to the Factor was satisfied during the year ended August 31, 2013.

11.	Debt Instruments

On April 11, 2013, the Company executed a non-dilutive asset-based debt financing (the “Lender Financing”) with a third party (the “Lender”). The Lender Financing consists of a $500,000 line of credit secured by all of the Company’s assets. The Company’s management also executed limited recourse guarantees with the Lender. Interest is payable monthly based on a floating interest rate determined based on a formula outlined in detail within the financing agreement. The Company anticipates the effective monthly interest rate charged on the outstanding balance owed to the third party will be between 2.2% and 1.1%. The Lender Financing is due and payable in full on June 27, 2014.

On May 14, 2010, the Company issued a convertible note for $70,000 (the “1st Note”) to an unrelated party (the “Creditor”).   The 1st Note bore 8% interest and matured on February 14, 2011. The 1st Note was fully converted into the Company’s common stock. During the fiscal year ended August 31, 2012, the holder of the 1st Note converted a total of $28,500 into 5,227 shares of the Company’s common stock.

On September 19, 2011, the Company issued a convertible note for $78,500 (the “2nd Note”) to the Creditor. The 2nd Note bears 8% interest with a maturity date of May 27, 2012. The 2nd Note is convertible into shares of common stock of the Company beginning 120 days after the issuance and up until the note comes due (or later if extended). The 2nd Note is convertible into shares of the Company’s common stock at a conversion price calculated based on the average of the 5 lowest closing prices over the 10 day period ending 1 day prior to the measurement date multiplied by 61%. The investor will be limited to convert no more than 9.99% of the issued and outstanding common stock at time of conversion at any one time. During the fiscal year ended August 31, 2012, the holder of the 2nd Note converted a total of $78,500 into 45,556 shares of the Company’s common stock.

On December 28, 2011, the Company issued a convertible note for $78,500 (the “3rd Note”) to the Creditor. The 3rd Note bears 8% interest and was originally due on May 27, 2012. The 3rd Note is convertible into shares of common stock of the Company beginning 120 days after the issuance and up until the note comes due (or later if extended). The 2nd Note is convertible into shares of the Company’s common stock at a conversion price calculated based on the average of the 5 lowest closing prices over the 10 day period ending 1 day prior to the measurement date multiplied by 61%. The investor will be limited to convert no more than 9.99% of the issued and outstanding common stock at time of conversion at any one time. During the fiscal year ended August 31, 2012, the holder of the 3rd Note converted a total of $24,000 and $3,140 in accrued interest on the 2nd and 3rd Notes into 29,700 shares of the Company’s common stock. A total of $54,500 of the principal on the 3rd Note remained outstanding as of August 31, 2012 and was technically in default. During the fiscal year ended August 31, 2013, the holder of the 3rd Note converted a total of $48,500 3rd Notes into 166,447 shares of the Company’s common stock. During the year ended August 31, 2013, the Creditor notified the Company that they were in default of the terms of the 3rd Note and that in addition to interest being accrued at the default rate of 22%, the creditor would enforce the provisions of the agreement whereby the amount due would increase to 135% of the then outstanding principal and interest balance. In connection with this provision, the Company increased the liability on the 3rd Note by $14,987 with an offset to interest expense.  As of August 31, 2013, the balance of the 3rd Note including accrued interest was $33,308.

On May 24, 2012, the Company issued a convertible note for $78,500 (the “4th Note”) to the Creditor. The note bears 8% interest and was due on March 1, 2013 . The note is convertible into shares of common stock of the Company beginning 120 days after the issuance and up until the note comes due (or later if extended). During the fiscal years ended August 31, 2013 and 2012, no portion of the 4th Note was converted to shares of the Company’s common stock. The investor will be limited to convert no more than 9.99% of the issued and outstanding common stock at time of conversion at any one time. The full balance of the 4th Note remained outstanding as of August 31, 2012. During the year ended August 31, 2013, the Creditor notified the Company that they were in default of the terms of the 4th Note and that in addition to interest being accrued at the default rate of 18%, the creditor would enforce the provisions of the agreement whereby the amount due would increase to 135% of the then outstanding principal and interest balance. In connection with this provision, the Company increased the liability on the 4th Note by $29,202 with an offset to interest expense.  As of August 31, 2013, the balance of the 4th Note including accrued interest was $125,404.

On July 30, 2012, the Company issued a convertible note for $42,500 (the “5th Note”) to the Creditor. The note bears 8% interest and was due on May 1, 2013. The note is convertible into shares of common stock of the Company beginning 120 days after the issuance and up until the note comes due (or later if extended). During the fiscal year ended August 31, 2013 and 2012, no portion of the 5th Note was converted to shares of the Company’s common stock. The investor will be limited to convert no more than 9.99% of the issued and outstanding common stock at time of conversion at any one time. The full balance of the 5th Note remained outstanding as of August 31, 2012. During the year ended August 31, 2013, the Creditor notified the Company that they were in default of the terms of the 5th Note and that in addition to interest being accrued at the default rate of 22%, the creditor would enforce the provisions of the agreement whereby the amount due would increase to 135% of the then outstanding principal and interest balance. In connection with this provision, the Company increased the liability on the 5th Note by $15,971 with an offset to interest expense.  As of August 31, 2013, the balance of the 5th Note including accrued interest was $65,449.

On December 28, 2012, the Company issued a convertible note for $103,500 (the “6th Note”) to the Creditor, of which $100,000 in proceeds was received. The note bears 8% interest and was due on October 1, 2013. The note is convertible into shares of common stock of the Company beginning 120 days after the issuance and up until the note comes due (or later if extended). During the fiscal year ended August 31, 2013, no portion of the 6th Note was converted to shares of the Company’s common stock. The investor will be limited to convert no more than 9.99% of the issued and outstanding common stock at time of conversion at any one time. As of August 31, 2013, the balance of the 6th Note including accrued interest was $109,180. The Company has not received a notice of default from the Creditor.

Upon the six month anniversary of all financings with the Creditor, the shares underlying the convertible promissory notes are issuable without restriction and can be sold to the public through the OTC. As a result of the conversion price not being fixed, the number of shares of the Company’s common stock that are issuable upon the conversion of the convertible promissory notes is indeterminable until such time as the Creditor elects to convert to common stock. As a result of this the Company has determined that a derivative liability exists as of the six month anniversary for each of the Creditor's convertible promissory note. The Company measured the derivative liability using the input attributes disclosed below and records a derivative liability on the date in which the convertible notes are first convertible and revalue at each reporting period.

On November 1, 2012, the Company issued a convertible note for $140,000 (the “Vendor Note”) to a Vendor. The Vendor Note was executed on November 1, 2012 and was immediately convertible into the Company’s common stock at a 50% discount to the lowest bid price as quoted on the OTC for the five days prior to the conversion date. As a result of the fact that the number of shares the Vendor Note was convertible into was indeterminable, the Company determined a derivative liability was embedded within the Vendor Note. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $190,927 as of November 1, 2012. As a result of the valuation of the derivative liability being in excess of the value of the proceeds of the Vendor Note by $50,927, a deemed dividend of $50,927 was recorded by the Company on November 1, 2012. The debt discount associated with the Vendor Note was immediately expensed to interest expense as a result of the Vendor Note being immediately convertible and due on demand.  During the fiscal year ended August 31, 2013, $43,500 of the Vendor Note was converted into 300,000 shares of the Company’s common stock.  As of August 31, 2013, the balance of the 7th Note was $96,500.

During the years ended August 31, 2013 and 2012, the Company recorded discounts on the convertible notes payable related to the recording of derivative liabilities of $245,583 and $35,354, respectively. During the years ended August 31, 2013 and 2012, the Company amortized $256,882 and $24,055 of the discount to interest expense, respectively. As of August 31, 2013 and 2012, the Company had unamortized discounts of $0 and $11,299, respectively. On August 31, 2013 and 2012, the Company re-measured the derivative liabilities using the input attributes below:

	August 31,	August 31,
	2013	2012

Expected life (in years)	0.10	0.08
Balance of notes and accrued interest outstanding	$333,341	$54,500
Stock price	$0.140	$3.12
Effective conversion price	$0.058	$1.20
Shares issuable upon conversion	5,750,701	44,852
Risk-free interest rate	0.40%	0.09%
Expected volatility	61.83%	61.83%
Expected dividend yield	-	-

Interest expense, including penalty amounts disclosed above, on all debts owed to the Creditor during the years ended August 31, 2013 and 2012 totaled $98,526 and $10,669, respectively.

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

On March 22, 2012, RL issued a convertible promissory note for $125,000 to an entity controlled by RL’s Chief Executive Officer and an unrelated party, respectively. In exchange for the issuance of the convertible promissory note, RL acquired the software and sourcecode for the WatchThis TM computer software. As a result of this transaction being completed with an entity controlled by the Chief Executive Officer, the WatchThis TM software and sourcecode were recorded in RL’s books at historical cost in accordance with ASC 805-50, Transactions Between Entities Under Common Control. Costs consisted of software development fees, domain purchase costs and legal fees associated with patent filings. The convertible promissory note bears 4% interest, is convertible into RL’s common stock at a $0.50 conversion price and matures on March 22, 2015. RL recorded a beneficial conversion feature of $7,500 in connection with this financing. A total of 62,500 warrants were issued in connection with this financing. The warrants were valued at $12,387, have a three-year term, and are exercisable at a price of $0.50.

On June 18, 2012, RL issued a convertible promissory note for $50,000 to a former executive of the Company’s subsidiary. The convertible promissory note bears 4% interest, is convertible into the RL’s common stock at a $0.50 conversion price and matures on June 18, 2015. RL recorded a beneficial conversion feature of $3,000 in connection with this financing. A total of 25,000 warrants were issued in connection with this financing. The warrants were valued at $4,955, have a three-year term, and are exercisable at a price of $0.50.

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

On August 31, 2012, RL issued a convertible promissory note for $250,000 to an unrelated party. The cash was not received from the holder of the convertible promissory note until September 2012. The convertible promissory note bears 4% interest, is convertible into common stock at a $0.50 conversion price and matures on January 27, 2015. RL recorded a beneficial conversion feature of $15,000 in connection with this financing. A total of 125,000 warrants were issued in connection with this financing. The warrants were valued at $24,775, have a three-year term, and are exercisable at a price of $0.50.

On March 22, 2013, the Company issued a convertible promissory note for $10,000 to an unrelated party. The convertible promissory note bears 4% interest, is convertible into the Company’s common stock at a $1.25 conversion price and matures on March 28, 2016. No beneficial conversion feature was recorded in connection with this financing.

On August 27, 2013, in connection with the settlement of the Lenco royalty as discussed above in Note 5, the Company issued the Company’s Chief Executive Officer a $100,000 convertible promissory note. The offset of the convertible note was to the gain recognized in connection with the Lenco settlement. The convertible promissory note bears 4% interest, is convertible into the Company’s common stock at a $0.074 conversion price and matures on August 27, 2016. No beneficial conversion feature was recorded in connection with this transaction.

The valuation of the stock warrants and the beneficial conversion feature associated with each issuance of convertible promissory notes utilized valuation inputs and related figures provided by a professional and independent valuation firm.

The conversion feature associated with the convertible promissory notes provide for a rate of conversion that is below market value. This conversion feature is accounted for as a beneficial conversion feature. A beneficial conversion feature was recorded by RL and classified as a debt discount on the balance sheet at the time of issuance of each convertible promissory note with a corresponding credit to additional paid-in capital. The value is amortized over the three-year term of the convertible promissory note. The amortized value for each period is recorded as an offset against the debt discount on the balance sheet, classified as interest expense in the statement of operations and as accretion of debt discount within the statement of cash flows. During the year ended August 31, 2013, the Company amortized $38,448 of the discounts to interest expense.

The following table reflects the balance in convertible promissory notes as of August 31, 2013:

Convertible promissory notes, principal balance	$835,000
Less: Unamortized portion of debt discount	(67,818)
Convertible promissory notes, net, August 31, 2013	$767,182

Future maturities of the RL convertible promissory notes, in the aggregate, are as follows for the years ending August 31,

2013	-
2014	100,000
2015	625,000
2016	110,000
$835,000

As of August 31, 2013 and 2012, the amounts of long-term and short-term convertible promissory notes payable are stated at contract amounts that approximate fair value based on current interest rates available in the United States of America.

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

On March 6, 2013, FINRA approved the reverse stock split and name change to StreamTrack, Inc. On that day, 1 new share of the Company’s common stock was exchanged for the cancellation of each 1,200 shares of the Company’s previously outstanding common stock. All references to the Company’s common stock included within these financial statements included herein have been prepared on a post-split basis.

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

Stock Based Compensation

Stock-based compensation expenses related to all employee and non-employee stock-based awards for the fiscal years ended August 31, 2013 and 2012 are as follows:

	Fiscal Year Ended August 31,
	2013	2012

Stock-based compensation expenses:
Consulting fees	$117,469	$94,516
Product development	379,801	23,555
Marketing and sales	69,063	14,287
Officer compensation	-	10,000

Total stock-based compensation, recorded in costs and expenses	$566,333	$142,358

During the year ended August 31, 2012, the Company granted 2,542 restricted stock units (“RSUs”) at a weighted average value of $12.00 per share. These RSUs were valued based on the grant date value of the Company’s common stock as quoted on the OTC. These RSUs were considered fully earned as of the date of issuance.

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

The fair value of the RSUs is expensed ratably over the vesting period. RSUs vest daily on a cliff basis over the service period, generally three years. The Company recorded stock-based compensation expense related to restricted stock units of $566,333 and $142,358 during the fiscal years ended August 31, 2013 and 2012, respectively. During the year ended August 31, 2013, the Company accelerated the vesting of the RSUs resulting in almost all of the deferred amounts being expensed. In addition, in connection with the Company's policy of revaluing RSUs for consultants at each reporting period, the Company revalued the RSU at the date of acceleration resulting in a reclass of $159,810 to additional paid-in capital of deferred compensation that was not required to be recorded. As of August 31, 2013, total compensation cost not yet recognized of $8,262 related to non-vested RSUs (inclusive of the RL RSUs), is expected to be recognized over a weighted average period of 0.25 years.

The following table summarizes the activities for the Company’s RSUs for the year ended August 31, 2013:

	Number of Shares	Weighted- Average Grant-Date Fair Value (1)

Unvested at August 31, 2012	1,825,588	$0.53
Granted	85,000	0.29
Vested	(1,777,420)	0.53
Canceled	(102,751)	0.53

Unvested at August 31, 2013	30,417	$0.29

Expected to vest after August 31, 2013	30,417	$0.29

(1) Grant date fair value is the fair value associated with RL’s common stock, not the Company’s common stock.

Asset Purchase Agreements

On March 22, 2012, RL issued (i) a convertible promissory note for $125,000 (ii) 125,000 shares of common stock valued at $62,250 and (iii) a warrant to purchase 125,000 shares of RL common stock valued at $13,750, to an entity controlled by the Company’s Chief Executive Officer and an unrelated individual in exchange for the WatchThis TM assets. The aggregate value of the common stock and the convertible promissory note exceeded the historical value of the WatchThis TM assets by $117,627. The Company accounted for this excess value issued to the entity as a one-time dividend of $117,627.

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

The following potential common shares outstanding were excluded from the computation of diluted net loss per share for the years ended August 31, 2013 and 2012 because including them would have been anti-dilutive:

	As of August 31,
	2013	2012

Convertible promissory notes with ratchet provisions (1)	8,507,844	91,406
Series A Preferred Stock (2)	-	19,377
Other convertible promissory notes (3)	2,396,486	***
Warrants to purchase RL common stock (4)	362,500	***

Total quantifiable common stock equivalents	11,266,830	110,783

(1)
As of August 31, 2013 and 2012, the Company had convertible promissory notes and accrued interest with ratchet provisions of $429,841 and $175,000 outstanding, respectively. The Company has estimated the number of shares of common stock the holder of the convertible promissory note agreements could have been issued had the holder elected to convert the convertible promissory notes to common stock as of August 31, 2013 and 2012. The holder did not make such an election as of August 31, 2013 and 2012.

(2)
As of August 31, 2012, the Company had 100 shares of its Series A Preferred Stock outstanding. The Company has estimated the number of shares of common stock the holders of the Series A Preferred Stock could have been issued had the holder elected to convert the Series A Preferred Stock to common stock as of August 31, 2012. The holder did not make such an election as of August 31, 2012. All shares of Series A Preferred Stock were converted to common stock during the year ended August 31, 2013.

(3)
In connection with the August 31, 2012 asset purchase agreement with RL, the Company assumed the RL Notes. As of the date of these financial statements, other convertible notes of $835,000 were convertible into 2,396,486 shares of the Company’s common stock.

(4)
In connection with the August 31, 2012 asset purchase agreement with RL, the Company assumed the RL Warrants. As of the date of these financial statements, the RL Warrants were convertible into 362,500 shares of the Company’s common stock..

14.	Subsequent Events

On October 23, 2013, the Superior Court in the Judicial District of Danbury, Connecticut entered an order approving the stipulation of the parties (the "Stipulation") in the matter of ASC Recap LLC ("ASC") v. StreamTrack, Inc. (the "Company"). Under the Stipulation, the Company agreed to issue, as settlement of liabilities owed by the Company to ASC in the aggregate amount of $766,288 (the "Claim Amount"), shares of common stock (the "Settlement Shares") as follows:

(a) In one or more tranches as necessary, 3,740,000 shares of common stock (the "Initial Issuance") and an additional 200,000 shares of common stock as a settlement fee.

(b) Through the Initial Issuance and any required additional issuances, that number of shares of common stock with an aggregate value equal to (A) the sum of

(i) the Claim Amount and (ii) reasonable attorney fees and trade execution fees in the amount of $75,000, divided by (B) the Purchase Price (defined under the Stipulation as the market price (defined as the lowest closing bid price of the Company's common stock during the valuation period set forth in the Stipulation) less the product of the Discount (equal to 25%) and the market price. The parties reasonably estimated that the fair market value of the Settlement Shares and all other amounts to be received by ASC is equal to approximately $1,100,000.

(c) If at any time during the valuation period the closing bid price of the Company's common stock is below 90% of the closing bid price on the day before an issuance date, the Company will immediately cause to be issued to ASC such additional shares as may be required to effect the purposes of the Stipulation.

(d) Notwithstanding anything to the contrary in the Stipulation, the number of shares beneficially owned by ASC will not exceed 9.99% of the Company's outstanding common stock.

In connection with the Settlement Shares, the Company relied on the exemption from registration provided by Section 3(a)(10) under the Securities Act.

On October 25, 2013, the Company filed a Certificate of Designation of Series B Preferred Stock (the "Series B Certificate of Designation") with the Secretary of State of Wyoming. Pursuant to the Series B Certificate of Designation, the Company designated 200,000 shares of its blank check preferred stock as Series B Preferred Stock. The Series B Preferred Stock will rank senior to the common stock, Series A Preferred Stock and any subsequently created series of preferred stock that does not expressly rank pari passu with or senior to the Series B Preferred Stock (the "Junior Stock"). The Series B Preferred Stock will not be entitled to dividends. In the event of a liquidation, the Series B Preferred Stock will be entitled to a payment of the Stated Value of $1.00 per share prior to any payments being made in respect of the Junior Stock. Each share of Series B Preferred Stock will entitle the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each share of Series B Preferred Stock will entitle the holder to cast such number of votes equal to 0.000255% of the total number of votes entitled to be cast. Effective upon the closing of a Qualified Financing, all issued and outstanding shares of Series B Preferred Stock will automatically convert into common stock in an amount determined by dividing the product of the number of shares being converted and the Stated Value by the Conversion Price. The Conversion Price will be equal to the price per share of the common stock sold under the Qualified Financing (or, if the Qualified Financing involves the sale of securities convertible into common stock, by the conversion price of such convertible securities). A "Qualified Financing" is defined as the sale by the Company in a single offering of common stock or securities convertible into common stock for gross proceeds of at least $5,000,000.

On October 31, 2013, the Company entered into amendment, waiver and exchange agreements (the "Exchange Agreements") with Michael Hill (the Company's chief executive officer and director) and Aaron Gravitz (the Company's director). Under each Exchange Agreement, the Company issued to each of Mr. Hill and Mr. Gravitz 100,000 shares of Series B Preferred Stock in exchange for $100,000 in unpaid compensation. In connection with the Exchange Agreements, the Company relied on the exemptions from registration provided by Section 3(a)(9) and 4(a)(2) under the Securities Act of 1933, as amended (the "Securities Act").

On November 15, 2013, StreamTrack Media, Inc. ("Streamtrack"), a subsidiary of StreamTrack, Inc. (the "Company"), entered into an Asset Purchase Agreement with Dane Media, LLC (the "Agreement"), a New Jersey limited liability corporation ("Dane Media") pursuant to which, for an aggregate purchase price of $150,000, Dane Media purchased from Streamtrack, its (i) Student Matching Services (as defined in the Agreement), (ii) each of (A) www.studentmatchingservice.com and (B) www.studentmatchingservices.com, and (iii) each of the (A) Call Center Agreement, and the (B) Data/List Management Agreement (as each are described in the Agreement).

Pursuant to the Agreement, Streamtrack shall not compete with Dane Media in call center verified education leads for a period of 12 months following execution of the Agreement. Moreover, pursuant to the Agreement, Streamtrack forgave certain payments owed by Dane Media to Streamtrack which were invoiced between September 1, 2013 and November 15, 2013.

The $150,000 purchase price shall be paid according to the following schedule:

● $50,000 upon closing of the transaction;

● $50,000 on December 13, 2013; and

● $50,000 on December 31, 2013.

On November 21, 2013, StreamTrack Media, Inc. ("Streamtrack"), a subsidiary of StreamTrack, Inc. (the "Company"), entered into an Asset Purchase Agreement with Robot Fruit, Inc. (the "Agreement"), a New York corporation ("Robot Fruit") pursuant to which, the Company will issue 850,000 shares of common stock in exchange for Robot Fruit Mobile Application Development Platform and related code, intellectual property and goodwill. (the “Assets”)

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

As of August 31, 2013, our management, including our principal executive officer and principal financial officer , had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.   Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized, and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer , to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.   Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of August 31, 2013.

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

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer , of the effectiveness of our internal controls over financial reporting as of August 31, 2013.   In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”   Based on this assessment, management believes that, as of August 31, 2013, our internal control over financial reporting was effective based on those criteria.   There have been no changes in internal control over financial reporting since August 31, 2013, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of August 31, 2013 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the executive officers and directors of the Company and its subsidiaries as of August 31, 2013:

Name	Age	Position

Michael Hill	37
Chief Executive Officer, President, Chief Financial Officer, Corporate Secretary, and Chairman of the Board of Directors of StreamTrack, Inc. and Chief Financial Officer, Corporate Secretary, and Chairman of the Board of Directors of StreamTrack Media, Inc.

Aaron Gravitz	33	Director of StreamTrack, Inc. and Chief Executive Officer of StreamTrack Media, Inc.

Michael Hill, age 37, has been the Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary of StreamTrack, Inc. since May 2012.   He is also the co-founder of RadioLoyalty, Inc., a digital media and streaming solutions provider with innovative technology focused on the internet, mobile, radio and television broadcasting industries which was acquired by StreamTrack’s wholly owned subsidiary, StreamTrack Media, Inc., a California corporation (“STMI”), in August 2012.   Mr. Hill has been the Chief Financial Officer, Corporate Secretary, and Chairman of the Board of Directors of STMI since its inception and was the Chief Executive Officer and President of STMI from its inception to September 2012. Mr. Hill is a seasoned media executive with over 10 years of experience building digital businesses. Prior to launching RadioLoyalty in 2011, Mr. Hill was the Chief Strategy Officer of Lenco Mobile, Inc., a global mobile technology services and marketing company. His primary responsibilities were to oversee the development, deployment and launch of international offices in United Kingdom, Mexico, Colombia, Singapore, New Zealand, China, South Korea and Australia.   Simultaneously, Mr. Hill was responsible for the technology design, development, launch and implementation of its MMS Messaging Platform with the world’s largest wireless carriers. Before joining Lenco Mobile, Mr. Hill founded AdMax Media in 2008, an advertising technology company where he developed an advertising network software, Admaximizer.com. From 2004 until 2008, Mr. Hill served as the Chairman and Chief Executive Officer of Commerce Planet. In 2008, both businesses were sold to a public company, Lenco Mobile Inc., which purchased all assets and liabilities, establishing the AdMax Media operation. A veteran of online advertising, Mr. Hill has founded multiple other private technology and media companies. Mr. Hill has designed and developed many proprietary technology platforms, including but not limited to UniversalPlayer TM , RadioLoyalty TM , Admaximizer TM , WatchThis TM , Jupiter MMS TM , and Build.mobi. Prior to this work, Mr. Hill served in the United States Navy, receiving the honor of Enlisted Surface Warfare Specialist.

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

Aaron Gravitz .   Mr. Gravitz, age 33, co-founded RadioLoyalty Inc. in 2011. He has been a director of the Company since September 2012 and the Chief Executive Officer of STMI since September 2012. He has over 15 years experience in the online advertising space. Prior to co-founding RadioLoyalty, Inc., he was the Chief Operating Officer of Lenco Media Inc. from January 2011 to September 2012 and the Chief Operating officer of AdMax Media Inc. from January 2010 to January 2011. Mr. Gravtiz joined Commerce Planet in 2004, serving in various roles, and ultimately as Chief Operating Officer. Mr. Gravitz has significant experience in operating an advertising network, bringing products to market, and managing the entire media buying and selling process.   His track record includes founding multiple companies that grew to over 50 million dollars in combined sales, with several leading to acquisition. Mr. Gravitz’s current responsibilities at the Company include, but are not limited to, directing operations, overseeing media buying and sales, product development, managing strategic relationships, directing customer relations, and broadcaster development. Mr. Gravitz received a bachelor’s degree in public policy and ethics from the University of California Santa Barbara in 2004.

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

Report of the Audit Committee

Our Board of Directors does not have an audit committee.   Accordingly, we have not received any reports from an audit committee during the fiscal year ended August 31, 2013.   Our full Board of Directors is presently performing the functions of an audit committee until an audit committee is formed in the future.

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

Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to the Company’s Reporting Persons during and with respect to the fiscal year ended August 31, 2013 have been complied with on a timely basis.

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

Executive Officer Compensation

The following summary compensation table sets forth certain information concerning compensation paid to the Company’s Chief Executive Officer and its most highly paid executive officers (the “Named Executive Officers”) whose total annual salary and bonus for services rendered in all capacities for the year ended August 31, 2013 was $100,000 or more.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Restricted Stock Awards	All Other Compensation	Total

Michael Hill (1)	2013	$240,000	-0-	$-0-	-0-	$240,000
Chairman, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary of StreamTrack, Inc. and Chairman, Chief Financial Officer, and Corporate Secretary of STMI	2012	$60,094	-0-	10,000	-0-	$70,094

Ingo Jucht, Former Chief Executive Officer	2012	$0	-0-	$12,500	-0-	$12,500

Aaron Gravitz (2)	2013	$240,000	-0-	$-0-	-0-	$240,000
Director of StreamTrack, Inc. and Chief Executive Officer of STMI	2012	$60,093	-0-	10,000	-0-	$70,093
_______________
(1)
Mr. Hill has been Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary of StreamTrack since May 2012 and Chairman, Chief Financial Officer, and Corporate Secretary of STMI since August 2012. Current year salary amounts presented above do not include accrual of $20,000 per month currently being recorded in the Company's financial statements. As of August 31, 2013, total amounts included within related party payables on the accompanying balance sheet for the officer's services during the 2013 fiscal year were $236,000.

(2)
Mr. Gravtiz has been a director of StreamTrack since September 2012 and the Chief Executive Officer of STMI since September 2012. Current year salary amounts presented above do not include accrual of $20,000 per month currently being recorded in the Company's financial statements. As of August 31, 2013, total amounts included within related party payables on the accompanying balance sheet for the officer's services during the 2013 fiscal year were $236,000.

Employment Agreements

We have not entered into consulting agreements with our executive officers.

Outstanding Equity Awards at Fiscal Year-End

Employee Benefit Plans

We have not yet, and have no plans to, establish a management stock option plan pursuant to which stock options may be authorized and granted to the executive officers, directors, employees and key consultants of StreamTrack, Inc.

Director Compensation

None of our directors received any compensation for their respective services rendered to us as directors during the years ended August 31, 2013 and 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of StreamTrack, Inc. at October 30, 2013. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.   In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of October 30, 2013 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 17,581,423 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o StreamTrack, Inc., 347 Chapala Street, Santa Barbara, California 93101. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name, Title and Address	Number of Shares Beneficially Owned (1)	Percentage Ownership

Michael Hill
Chairman, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary of StreamTrack, Inc. and Chairman, Chief Financial Officer, and Corporate Secretary of STMI	7,858,764	44.7%

Aaron Gravitz
Director of StreamTrack, Inc. and Chief Executive Officer of STMI	6,202,534	35.2

All current Executive Officers as a Group	14,061,298	79.9%
________________
* Indicates beneficial ownership of less than 1%.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Financing

The related party payable as of August 31, 2013 consists of unpaid compensation and non-interest bearing cash advances and charges on personal credit lines made on behalf of the Company by the Company’s Chief Executive Officer and an executive of the Company’s subsidiary. The balances owed to the executives are not secured and are due on demand. Interest will be charged on these balances. However, no formal agreement has been executed to quantify the interest. The Company has only been operating since November 30, 2011. As a result, the Company has an extremely limited credit history. The Company’s Chief Executive Officer, and the Chief Executive Officer of StreamTrack Media, Inc. use their personal credit cards to fund operations on a frequent basis. If the Company did not have access to these credit cards, the Company would have to rely exclusively on external sources of capital. The Company’s external sources of capital are not always readily available. Once the Company’s track record is more established and results of operations are profitable, then external sources of capital should become more readily available. As a result, in time-constrained circumstances, the use of personal credit cards is necessary until such time as the Company is able to build up its own credit-worthiness and access more readily available and significant credit.

RL entered into several convertible promissory notes with its founders, officers and high-level executives since its inception on December 1, 2011. The following is a summary of the issuance dates, amounts and the related party nature of the transaction.

Date of Issuance	Amount	Related Party Nature

December 1, 2011	$100,000	Issuance to an entity controlled by RL founders
March 27, 2012	125,000	Issuance to an entity partially controlled by Chief Executive Officer
June 18, 2012	50,000	Issuance to an executive of StreamTrack Media
August 22, 2012	150,000	Issuance to an executive of StreamTrack Media
August 27, 2013	100,000	Issuance to the Chief Executive Officer

Total	$525,000	$-

On July 1, 2012, RL entered into a 3 year consulting agreement with Carter Toni, who is now the Vice President, Product Development, of StreamTrack. Mr. Toni agreed to an annual salary of $99,600 and was granted 50,000 shares of RL common stock that will vest over the term of the consulting agreement. This salary was deferred until January 1, 2013.

On July 1, 2012, RL entered into a 3 year consulting agreement with Jennifer Freides, who is now the Chief Operating Officer of StreamTrack. Ms. Freides agreed to an annual salary of $99,600 and was granted 25,000 shares of RL common stock that will vest over the term of the consulting agreement. This salary was deferred until January 1, 2013. The agreement was terminated during the year ended August 31, 2013.

On July 1, 2012, RL entered into a 3 year consulting agreement with Michael Freides, who is now the President of StreamTrack. Mr. Freides agreed to an annual salary of $99,600 and was granted 25,000 shares of RL common stock that will vest over the term of the consulting agreement. This salary was deferred until January 1, 2013. The agreement was terminated during the year ended August 31, 2013.

RL records consulting fees payable to these three executives on a straight-line basis, over the term of the agreements. A total of $41,500 in consulting fees were recorded for the year ended August 31, 2012. However, these amounts were not paid to the executives as of August 31, 2012 as a result of their agreement to defer their pay until January 1, 2013.

On July 1, 2012, RL acquired a customer list from Rightmail, an entity wholly owned by Michael Freides, in exchange for 300,000 shares of RL common stock valued at $159,000. The agreement was terminated during the year ended August 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Silberstein Ungar, PLLC (“Silberstein”) has been our principal auditing firm since September 16, 2008.   Silberstein provided other non-audit services to us.   Our Board of Directors has considered whether the provisions of non-audit services are compatible with maintaining Silberstein’s independence.

Audit Fees

An aggregate of $31,000 was billed by our auditors for the following professional services: audit of our annual financial statement for the fiscal year ended August 31, 2013, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended November 30, 2012, February 28, 2013, and May 31, 2013.

An aggregate of $18,600 was billed by our auditors for the following professional services: audit of our annual financial statement for the fiscal year ended August 31, 2012, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended November 30, 2011, February 29, 2012, and May 31, 2012.

Audit Related Fees

Our auditors billed us $750 for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding section during the fiscal years ended August 31, 2013 and 2012.

Tax Fees

Our auditors billed us $0 for tax preparation services during the fiscal years ended August 31, 2013 and 2012.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in the preceding sections was $0 during the fiscal years ended August 31, 2013 and 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Exhibits

Exhibit	Description

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial/Accounting Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial/Accounting Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

STREAMTRACK, INC.

Dated: December 13, 2013	By:	/s/ Michael Hill
Michael Hill,
Chief Executive Officer, President,
Chief Financial Officer, and Corporate Secretary
(Principal Executive Officer and Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 13, 2013	Dated: December 13, 2013

/s/ Michael Hill	/s/ Aaron Gravitz
Michael Hill,	Aaron Gravitz,
Chief Executive Officer, President,	Director
Chief Financial Officer, and Corporate Secretary
(Principal Executive Officer and Principal Financial/Accounting Officer)