Form 10-Q
period 2013-11-30
STREAMTRACK, INC.
filed 2014-01-21
CIK 1442376

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

Commission File Number: 333-153502

STREAMTRACK, INC.
(Exact name of registrant as specified in its charter)

Wyoming	26-2589503
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

347 Chapala Street
Santa Barbara, California 93101
(Address of principal executive offices)

(805) 308-9151
(Registrant’s telephone number, including area code)

_______________________________________________________________
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

At December 31, 2013, there were 19,939,459 shares of the Company’s common stock outstanding.

TABLE OF CONTENTS

		Page
PART I

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	3
Item 3.	Controls and Procedures	7

PART II

Item 1.	Legal Proceedings	8
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	Mine Safety Disclosures	8
Item 5.	Other Information	8
Item 6.	Exhibits	9

StreamTrack, Inc.
Consolidated Balance Sheets
(unaudited)

	As of November 30, 2013	As of August 31, 2013
Assets
Current assets:
Cash	$6,214	$7,980
Accounts receivable, net of allowances of $19,000 at November 30, 2013 and August 31, 2013	459,990	373,971
Prepaid expenses	23,602	11,076
Other current assets	108,509	-
Total current assets	598,315	393,027
Property and equipment, net	317,273	400,133
Other assets
Note receivable	163,125	160,500
Other assets	80,062	37,562
Total other assets	243,187	198,062
Total assets	$1,158,775	$991,222

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$1,491,268	$1,376,138
Line of credit	507,879	362,331
Derivative liabilities embedded within convertible notes payable	189,745	778,074
Capital lease payable – in default	90,704	90,704
Related party payables	341,774	468,705
Convertible notes payable	96,500	200,000
Convertible notes payable, in default	224,500	127,000
Total current liabilities	2,942,370	3,402,952
Long term liabilities
Convertible promissory notes, net of debt discount of $26,255 and $30,233 as of November 30, 2013 and August 31, 2013	283,745	279,767
Related party convertible promissory notes, net of debt discount of $31,951 and $37,585 as of November 30, 2013 and August 31, 2013	493,049	487,415
Total long term liabilities	776,794	767,182
Total liabilities	3,719,164	4,170,134
Commitments and contingencies (note 5)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A Preferred Stock; 0 and 0 shares issued and outstanding as of November 30, 2013 and August 31, 2013 Series B Preferred Stock; 200,000 and 0 shares issued and outstanding as of November 30, 2013 and August 31, 2013	20	-
Common stock, $0.0001 par value: 1,000,000,000 shares authorized; 19,864,459 and 17,045,823 shares issued and 18,364,459 and 17,045,823 outstanding as of November 30, 2013 and August 31, 2013, respectively	1,837	1,705
Additional paid-in capital	1,481,370	1,223,508
Deferred stock based compensation	-	(8,262)
Accumulated deficit	(4,043,616)	(4,395,863)
Total stockholders’ deficit	(2,560,389)	(3,178,912)
Total liabilities and stockholders’ deficit	$1,158,775	$991,222

The accompanying notes are an integral part of the consolidated financial statements.

 StreamTrack, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended November 30, 2013	Three Months Ended November 30, 2012
Revenue:
Advertising	$515,577	$376,425
Services	8,250	108,612
Total revenue	523,827	485,037
Costs of sales:
Media network	127,943	175,049
Depreciation and amortization	82,296	95,547
Colocation services	47,700	77,457
Broadcaster commissions	63,793	45,344
Other costs	73,025	111,539
Total costs of sales	394,757	504,936
Gross (loss) profit	129,070	(19,899)
Operating expenses:
Product development (includes stock compensation $0 and $35,333 in 2013 and 2012)	82,752	105,801
Officer compensation	120,000	108,817
Sales and marketing (includes stock compensation $8,262 and $17,667 in 2013 and 2012)	42,639	122,584
Other expenses (includes stock compensation $0 and $26,500 in 2013 and 2012)	156,569	254,206
Total operating expenses	401,960	591,408
Loss from operations	(272,890)	(611,307)
Other income (expenses)
Interest income	2,625	-
Interest expense (including accretion of $9,612 and $243,833 for 2013 and 2012)	(77,683)	(263,655)
Gain on disposal of education lead generation	111,865	-
Change in fair value of derivatives	588,329	6,098
Total other income (expenses)	625,136	(257,557)
Income (loss) before provision for income taxes	352,246	(868,864)
Provision for income taxes	-	-
Net income (loss)	352,246	(868,864)
Deemed dividend	-	(50,927)
Net income (loss) attributable to common stockholders	$352,246	$(919,791)
Basic net income (loss) per share attributable to common stockholders	$0.02	$(4.61)
Diluted net income (loss) per share attributable to common stockholders	$0.01	$(4.61)
Weighted-average number of shares used in computing basic per share amounts	17,592,780	199,381
Weighted-average number of shares used in computing dilutive per share amounts	39,119,011	199,381

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended November 30, 2013	For the Three Months Ended November 30, 2012
Cash flows from operating activities
Net income (loss)	$352,246	$(868,864)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,636	79,500
Bad debt expense	-	10,767
Depreciation and amortization	82,860	96,444
Re-measurement of derivative liabilities	(588,329)	(6,098)
Accretion of discount	9,612	243,833
Amortization of finance fees	11,458	-
Changes in assets and liabilities:
Accounts receivable	(86,019)	138,248
Prepaids and other current assets	(107,493)	3,876
Other assets	(2,625)	(1,595)
Accounts payable and accrued expenses	131,271	(80,063)
Deferred revenue	-	(68,802)
Net cash used in operating activities	(195,383)	(452,754)
Cash flows from financing activities
Proceeds from issuance of convertible promissory notes	-	250,000
Proceeds from line of credit	120,548	-
Payments on capital lease	-	(7,338)
Net advances from related parties	73,069	63,468
Net (payments) advances to Factor	-	(17,615)
Net cash provided by financing activities	193,617	288,515
Net (decrease) increase in cash and cash equivalents	(1,766)	(164,239)
Cash and cash equivalents at beginning of period	7,980	227,435
Cash and cash equivalents at end of period	$6,214	$63,196

Supplemental disclosures of noncash financing activities
Deemed dividend	$-	$50,927
Issuance of common stock for conversion of debts and accrued interest	$22,140	$28,500
Issuance of preferred stock in satisfaction of amounts owed to officers	$200,000	$-
Acquisition of assets with issuance of common stock	$42,500	$-
Supplemental disclosures of cash flow information
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$-	$1,231

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1.  Nature of Business

StreamTrack, Inc. (the “Company”) is a digital media and technology services company. The Company provides audio and video streaming and advertising services through its RadioLoyaltyTM Platform (the “Platform”) to over 5,000 internet and terrestrial radio stations and other broadcast content providers. The Platform consists of a web-based and mobile player that manages streaming audio and video content, social media engagement, display and video ad serving within the web player and is also capable of replacing audio ads with video ads within the web player in a live or on-demand environment. The Company offers the Platform directly to broadcasters and integrates or white labels its technologies with web-based internet radio guides and other web-based content providers. The Company is also continuing development of WatchThis™, a patent-pending technology to provide web, mobile and IP television streaming services that are e-commerce enabled within streamed content. The Company was incorporated as a Wyoming corporation on May 6, 2008.

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for year ended August 31, 2013 In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, StreamTrack Media, Inc., a California corporation. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the three months ended November 30, 2013, the Company recorded an operating loss of $272,890, and used cash flow from operations of $195,383. As of November 30, 2013, the Company had a working capital deficit of $2,344,055, indicating that the Company may have difficulty continuing as a going concern.

Management is confident but cannot guarantee that the Company will be able to raise additional capital in order to repay debts and continue operations. During the year ending August 31, 2014, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others of $90,318, $327,000, and $90,704, respectively. Normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management’s business plan. Since inception and through the date of these financial statements, the Company has successfully raised a significant amount of capital. On April 11, 2013, the Company closed a non-dilutive line of credit financing for $250,000 with an institutional fund. During the three months ended November 30, 2013, the institutional fund has increased the Company’s line of credit to $520,000. Additionally, the Company anticipates launching several new product offerings and initiating certain new significant partnerships during the fiscal year ending August 31, 2014. The Company expects those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. The Company will attempt to have its potential partners pay for the majority of these costs but management cannot be certain that arrangement will occur. Management may potentially make a business decision to move forward, delay, or cancel certain partnerships because of the Company’s overall capital needs. Nonetheless, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to reach break-even and become profitable. If the Company is unable to become profitable and sustain cash flow, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used for determining the allowance for doubtful accounts, stock-based compensation, fair values of warrants to purchase common stock, derivative liabilities and income taxes. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s financial statements could be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

2. Composition of Certain Financial Statement Captions

Property and Equipment

Property and equipment consisted of the following:

	November 30, 2013	August 31, 2013

Software	$771,666	$771,666
Servers, computers, and other related equipment	198,924	198,924
Leasehold improvements	1,675	1,675
	972,265	972,265
Less accumulated depreciation and amortization	(654,992)	(572,132)
Property and equipment, net	$317,273	$400,133

Depreciation expense totaled $82,860 and $96,444 for the three months ended November 30, 2013 and 2012, respectively. There have been no write-offs or impairments of property and equipment since the Company’s inception on November 30, 2011.

Note Receivable

Note receivable consisted of a $150,000 convertible promissory note and $13,125 in accrued interest. The note bears interest at 7% and is due from a digital content provider on or before August 28, 2016. The balance owed can be converted into either preferred stock or common stock of the digital content provider, at the Company’s election, subject to certain conditions and contingencies. The Company agreed to work with the digital content provider to make modifications to its Universal PlayerTM technology platform to better suit the digital content provider’s specific needs. The Company received a $25,000 deposit previously. The Company has received the remaining fees, which are recorded as a note receivable. The Company expects to earn additional revenue from the client beginning in the second fiscal quarter of 2014.

See Note 4 for discussion regarding a receivable from Dane Media.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	November 30, 2013	August 31, 2013

Accounts payable	$1,126,105	$1,028,287
Accrued interest	149,716	139,639
Accrued broadcaster commissions	94,596	90,632
Accrued consulting fees	66,910	64,049
Credit card	53,941	53,531
Accounts payable and accrued expenses	$1,491,268	$1,376,138

3. Fair Value

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2013 and August 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term in nature or they are payable on demand

The fair value of these financial assets and liabilities was determined using the following inputs:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Fair values as of November 30, 2013
Liabilities:
Derivative liabilities	$-	$189,745	$-	$189,745

Total liabilities measured at fair value	$-	$189,745	$-	$189,745

Fair values as of August 31, 2013
Liabilities:
Derivative liabilities	-	$778,074	-	778,074

Total liabilities measured at fair value	$-	$778,074	$-	$778,074

The Company’s derivative liabilities were classified as Level 2 within the fair value hierarchy because they were valued using significant other observable inputs. At each reporting period, the Company calculates the derivative liability using the Black-Scholes pricing model taking into account variables such as expected life, risk free interest rate, expected volatility, the fair market value of the Company's common stock and the conversion price.

4. Asset Acquisition / Disposition

Asset Acquisition

On November 21, 2013, the Company entered into an Asset Purchase Agreement with Robot Fruit, Inc., a New York corporation ("Robot Fruit") pursuant to which, the Company issued 850,000 shares of common stock in exchange for Robot Fruit Mobile Application Development Platform and related code, intellectual property and goodwill. The Company accounted for the purchase as an asset acquisition as the assets did not meet the definition of a business. In connection with the agreement, the Company determined the fair market value of the common stock issued to be $42,500, which was recorded as an intangible asset within other assets on the accompanying balance sheet. The Company is currently determining the expected life of the assets acquired.

Disposition

On November 15, 2013, the Company entered into an Asset Purchase Agreement with Dane Media, LLC (the "Agreement"), a New Jersey limited liability corporation ("Dane Media") pursuant to which, for an aggregate purchase price of $150,000, Dane Media purchased from Streamtrack, its (i) Student Matching Services (as defined in the Agreement), (ii) each of (A) www.studentmatchingservice.com and (B) www.studentmatchingservices.com, and (iii) each of the (A) Call Center Agreement, and the (B) Data/List Management Agreement (as each are described in the Agreement).

Pursuant to the Agreement, the Company shall not compete with Dane Media in call center verified education leads for a period of 12 months following execution of the Agreement. The Company will continue to operate its advertising and lead generation business in various other vertical markets. Moreover, pursuant to the Agreement, the Company forgave certain payments owed by Dane Media to the Company of $38,135 which were invoiced between September 1, 2013 and November 15, 2013. The $150,000 purchase price was paid according to the following schedule: $50,000 upon closing of the transaction; $50,000 on December 13, 2013; and $50,000 on December 31, 2013. In connection, with the transaction the Company recorded a gain on sale of $111,865. As of November 30, 2013, had a $100,000 receivable recorded within other current assets on the accompanying balance sheet. The Company did not reclass the income and expense directly related to the disposition to education related lead generation.

5. Commitments and Contingencies

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

In connection with the settlement, during the three months ended November 30, 2013 the Company issued 1,500,000 shares of common stock to ASC. The Company cannot reasonably estimate the amount of proceeds ASC expects to receive from the sale of these shares which be used to satisfy the $766,288 in liabilities. Thus, the Company will account for the transaction as the shares are sold and the liabilities are settled. All amounts are included within accounts payable. As of November 30, 2013, none of the shares had been sold and thus all shares are accounted for as issued but not outstanding.

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

Assets under capital lease, included within property and equipment on the balance sheet, as of November 30, 2013 and August 31, 2013 were as follows:

	November 30, 2013	August 31, 2013

Servers	$147,049	$147,049
Less: accumulated depreciation	(114,215)	(99,984)
Net assets under capital lease	$32,834	$47,065

On March 22, 2013, the Company reached a settlement and release agreement with IBM Credit, LLC, (“IBM”) the lessor associated with the Company’s computer servers and software classified under capital lease. The balance owed to IBM as of March 22, 2013 was agreed to be $108,704. Payments of $9,000 per month are scheduled in order to satisfy this balance. The final payment due March 1, 2014 is for $9,704. As of November 30, 2013 and as of the date of these financial statements, the Company was in default of this agreement and the amount outstanding of $90,704 is reflected as a current liability on the accompanying balance sheet.

7. Related Party Transactions

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

The related party payable as of November 30, 2013 and August 31, 2013 consists of unpaid compensation and non-interest bearing cash advances and charges on personal credit lines made on behalf of the Company by the Executives. The balances owed to the Executives are not secured and are due on demand. Interest will be charged on these balances. However, no formal agreement has been executed to quantify the interest.

See Notes 9 and 11 for additional related party transactions.

8. Factor Line of Credit

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

9. Debt Instruments

Asset-Based Debt Financing

On April 11, 2013, the Company executed a non-dilutive asset-based debt financing (the “Lender Financing”) with a third party (the “Lender”). The Lender Financing consists of a $250,000 line of credit secured by all of the Company’s assets. The Company’s management also executed limited recourse guarantees with the Lender. Interest is payable monthly based on a floating interest rate determined based on a formula outlined in detail within the financing agreement. The Company anticipates the effective monthly interest rate charged on the outstanding balance owed to the third party will be between 2.2% and 1.1%. The Lender Financing is due and payable in full on September 30, 2013

Subsequently, the Company executed an extension to this agreement. The Lender financing has been increased from a $250,000 to a $520,000 line of credit secured by all of the Companies assets. The line of credit maturity date has been extended from September 30, 2013 to June 27, 2014.

Convertible Notes Payable

The Company has relied on financing from a lender since 2010 (the “Creditor”). Each note issued by the Creditor (the “Creditor Notes”) bears interest per annum at a rate of 8%, default interest rate of 22% and is generally payable within six months from the issuance date. The table below details the transactions with the Creditor during the three months ended November 30, 2013. The Company is currently in default on these Creditor’s Notes.

Creditor’s Notes, in default, principal balance as of August 31, 2013	$230,500
Conversion of a portion of December 28, 2011 Creditor’s Note to common stock	(6,000)
Creditor’s Notes, in default, principal balance as of November 30, 2013	$224,500

As of November 30, 2013, the conversion price of a total of $224,500 Creditor Notes, including certain Creditor Notes that are in default as of the date of these financial statements, and accrued interest of approximately $103,527 is based upon a 39% discount to lowest five days closing prices of the Company’s common stock over the ten-day period prior to conversion. As a result, the lower the stock price at the time the Creditor converts the Creditor Notes, the more common shares the Creditor will receive.

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

November 30, 2013

Stock price	$0.0300
Effective conversion price	$0.0375
Creditor Note and accrued interest balance outstanding	$328,072
Actual outstanding shares of common stock	18,364,459

Shares issuable upon conversion, at actual price	8,748,587
% of outstanding common stock, at actual price	48%
Shares issuable upon conversion, assuming 25% price decrease	11,664,782
% of outstanding common stock, assuming 25% price decrease	64%
Shares issuable upon conversion, assuming 50% price decrease	17,497,173
% of outstanding common stock, assuming 50% price decrease	95%
Shares issuable upon conversion, assuming 75% price decrease	34,994,347
% of outstanding common stock, assuming 75% price decrease	191%

Vendor Convertible Note

The Company issued a non-interest bearing convertible promissory note due on demand (the “Vendor Note”) to settle all outstanding debts with a former vendor (the “Vendor”). The table below details the transactions with the Vendor during the three months ended November 30, 2013.

Vendor Notes, principal balance as of August 31, 2013	$96,500
Conversion of Vendor Note to common stock	-
Vendor Note, principal balance, November 30, 2013	$96,500

As of November 30, 2013, the conversion price of the $96,500 Vendor Note is based upon a 50% discount to lowest five days bid prices of the Company’s common stock over the five-day period prior to conversion. As a result, the lower the stock price at the time the Vendor converts the Vendor Note, the more common shares the Vendor will receive. To the extent the Vendor converts the Vendor Note and then sells its common stock, the common stock may decrease due to the additional shares in the market. This could allow the Vendor to receive greater amounts of common stock upon conversion. The sale of each share of common stock further depresses the stock price. Due to the floating conversion price of the notes, the Company does not know the exact number of shares that the Vendor would be issued upon conversion. The table below details the number of shares of the Company’s common stock the Vendor would be issued, if the Vendor elected to convert the Vendor Note to common shares on each reporting date. The shares issuable upon conversion of the Vendor Note may result in substantial dilution to the interests of the Company’s other shareholders.

The table below details the number of shares issuable to the Vendor in the event the share price decreases 25%, 50% or 75% from the stock price as of each date set forth below.

November 30, 2013

Stock price	$0.0300
Effective conversion price	$0.0100
Convertible promissory notes balance outstanding	$96,500
Actual outstanding shares of common stock	18,364,459

Shares issuable upon conversion, at actual price	9,650,000
% of outstanding common stock, at actual price	53%
Shares issuable upon conversion, assuming 25% price decrease	12,866,667
% of outstanding common stock, assuming 25% price decrease	70%
Shares issuable upon conversion, assuming 50% price decrease	19,300,000
% of outstanding common stock, assuming 50% price decrease	105%
Shares issuable upon conversion, assuming 75% price decrease	38,600,000
% of outstanding common stock, assuming 75% price decrease	210%

Convertible Promissory Notes

As of November 30, 2013, the Company has eight convertible promissory notes issued between December 2011 and August 2013. The convertible promissory notes bear interest at ether 4% or 8% per annum and are due in full, including principal and interest, three years from the issuance date ranging from December 2014 to August 2016. The convertible promissory notes also include a conversion option whereby the holders may elect at any time to convert any portion or the entire balance into the Company’s common stock at conversion prices ranging from $0.074 to $1.25. The table below details the transactions associated with the convertible promissory notes during the three months ended November 30, 2013.

Convertible promissory notes, principal balance as of August 31, 2013	$835,000
Issuance of convertible promissory notes	-
Conversion of convertible promissory notes to common stock	-
Convertible promissory notes, principal balance, November 30, 2013	$835,000

Of the $835,000 of convertible promissory notes outstanding, $525,000 are held by related parties. These related parties consist of the Company's officers, significant shareholders or entities controlled by these individuals.

For six of the convertible promissory notes, the conversion feature associated with the convertible promissory note provide for a rate of conversion that is below market value. This conversion feature is accounted for as a beneficial conversion feature. A beneficial conversion feature was recorded and classified as a debt discount on the balance sheet at the time of issuance of each convertible promissory note with a corresponding credit to additional paid-in capital.

In addition, six of the convertible promissory notes received warrants to purchase shares of the Company's common stock. The valuation of the stock warrants and the beneficial conversion feature associated with the issuance of convertible promissory notes utilized valuation inputs and related figures provided by a professional and independent valuation firm. The Company allocated the a portion of the proceeds received from the convertible promissory notes to the warrants using the relative fair value resulting in a debt discount to each convertible promissory note.

The discount is amortized over the three-year term of the convertible promissory note using the straight line method. The amortized value for each period is recorded as an offset against the debt discount on the balance sheet, classified as interest expense - accretion in the statement of operations and as accretion of debt discount within the statement of cash flows. During the three months ended November 30, 2013, $12,237 and $9,612 of the discounts were amortized to interest expense.

Future maturities of the principal balances of the Company’s convertible promissory notes, in the aggregate, are as follows for the years ending August 31,

2014	$100,000
2015	625,000
2016	110,000
Thereafter	-
$835,000

10. Derivatives

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

On the six-month anniversary of Creditor Notes, the Company measures and records a derivative liability using the input attributes disclosed below. On November 30, 2013 and 2012, the Company re-measured the derivative liability using the weighted average input attributes below and determined the value to be $3,501 and $12,063, respectively. Other income of $478,560 and $74,052 was classified as “change in fair value of derivatives” and was recorded for the three months ended November 30, 2013 and 2012 in the statement of operations.

	November 30, 2013	November 30, 2012

Expected life (in years)	0.10	0.10
Balance of note and accrued interest outstanding	$328,072	$26,000
Stock price	$0.0300	$1.0800
Effective conversion price	$0.0375	$0.7200
Shares issuable upon conversion	8,748,587	36,111
Risk-free interest rate	0.04%	0.08%
Expected volatility	61.83%	61.83%
Expected dividend yield	-	-

The Vendor Note was executed on November 1, 2012 and was immediately convertible into the Company’s common stock at a 50% discount to the lowest bid price as quoted on the OTC Bulletin Board for the five days prior to the conversion date. As a result of the fact that the number of shares the Vendor Note was convertible into was indeterminable, the Company determined a derivative liability was embedded within the Vendor Note. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $190,927 as of November 1, 2012. As a result of the valuation of the derivative liability being in excess of the value of the proceeds of the Vendor Note by $50,927, a deemed dividend of $50,927 was recorded by the Company on November 1, 2012. The debt discount of $140,000 associated with the Vendor Note was immediately expensed to interest expense – accretion as a result of the Vendor Note being immediately convertible and due on demand. On November 30, 2013 and 2012, the Company re-measured the derivative liability using the input attributes below and determined the value to be $186,245 and $41,964, respectively. Other income of $108,769 and $21,119 was classified as “change in fair value of derivatives” and was recorded for the three months ended November 30, 2013 and 2012, respectively, and included in the statement of operations.

	November 30, 2013	November 30, 2012

Expected life (in years)	0.10	0.10
Balance of note outstanding	$96,500	$140,000
Stock price	$0.0300	$1.0843
Effective conversion price	$0.0100	$0.3615
Shares issuable upon conversion	9,650,000	387,329
Risk-free interest rate	0.18%	0.18%
Expected volatility	61.83%	61.83%
Expected dividend yield

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

Series B Preferred Stock

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

On October 31, 2013, the Company entered into amendment, waiver and exchange agreements (the "Exchange Agreements") with Michael Hill (the Company's chief executive officer and director) and Aaron Gravitz (the Company's director). Under each Exchange Agreement, the Company issued to each of Mr. Hill and Mr. Gravitz 100,000 shares of Series B Preferred Stock in exchange for $100,000 in unpaid compensation. In connection with the Exchange Agreements, the Company relied on the exemptions from registration provided by Section 3(a)(9) and 4(a)(2) under the Securities Act of 1933, as amended (the "Securities Act"). The Series B Preferred Stock was valued at $100,000 per issuance as the fair value of the consideration received as it was more determinable.

Common Stock

Each share of common stock has the right to one vote per share. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company, whenever funds are legally available. These rights are subordinate to the dividend rights of holders of all classes of stock outstanding at the time.

Detachable Stock Warrants

As of November 30, 2013, the Company has a total of 362,500 detachable stock warrants outstanding. The warrants have a three-year term and are exercisable into the Company’s common stock at an exercise price of $0.41 per share.

Stock Based Compensation

The fair value of the Company’s Restricted Stock Units (“RSUs”) is expensed ratably over the vesting period. RSUs vest daily on a cliff basis over the service period, generally three years. The Company recorded stock-based compensation expense related to restricted stock units of $8,262 and $79,500 during the three months ended November 30, 2013 and 2012, respectively. As of November 30, 2013, all compensation cost in connection with the RSUs has been recognized.

12.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including convertible debt instruments, preferred stock, restricted stock unit grants and detachable stock warrants. Basic and diluted net loss per share for the three months ended November 30, 2012 was the same as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following is the calculation of dilutive shares for the three months ended November 30, 2013.

For the Three Months Ended November 30, 2013

Weighted-average common shares outstanding used in computing basic net income per share:	17,592,780
Common stock equivalents:
Creditor Notes	8,748,587
Vendor Note	9,650,000
Convertible promissory notes	3,127,644
Series B Preferred Stock (A)	-
Weighted-average common shares outstanding used in computing dilutive net income per share:	39,119,011

The following is the reconciliation of net income used in the calculation of the dilutive income per share for the three months ended November 30, 2013.

For the Three Months Ended November 30, 2013

Net income available to common stock holders:	$352,246
Adjustments:
Accrued interest on convertible notes	25,823
Accretion of discount on convertible notes	9,612
Net income used in the calculation of the dilutive income per share:	$387,681

(A) The Series B Preferred Stock is only convertible on a qualified financing in excess of $5.0 million. Thus, the potential dilutive shares have not been included within the calculation.

The warrants outstanding have been excluded from the table above as their exercise prices are greater than the average closing price of the Company's common stock for the three months ended November 30, 2013.

13. Subsequent Events

None

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our Form 10-K for the fiscal year ended August 31, 2013 filed with the Securities and Exchange Commission on December 13, 2013

Overview

StreamTrack, Inc. (“StreamTrack,” or the “Company”) is a digital media and technology services company. The Company provides audio and video streaming and advertising services through the RadioLoyaltyTM Platform (the “Platform”) to a global group of over 5,000 internet and terrestrial radio stations and other broadcast content providers.

Our business model is focused on the following core principles:

1.
We barter with audio content providers, namely internet and terrestrial radio stations, to obtain control and management of their desktop advertising opportunity (“Ad Inventory”). We also routinely purchase any Ad Inventory the content providers have not previously transferred to us by barter.

2.
In exchange for the Ad Inventory, we pay for all internet and mobile streaming costs associated with the broadcaster’s content that is streamed through our platform. We barter in order to scale our business. The end result of the barter is that we aggregate Ad Inventory from broadcasters that management believes can reach substantial size while maintaining a primarily fixed cost structure for our hardware, content delivery, labor and other costs, respectively.

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

Advertising revenue constitutes the majority of our total revenue, representing 98.5% of total revenue for the three months ended November 30, 2013. We anticipate this trend will continue and our revenues will be generated primarily from advertising. Our advertising revenue for the three months ended November 30, 2013 was almost entirely derived from advertising delivered on desktop devices.

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

We recently completed an asset purchase of RobotFruit, a mobile loyalty and application platform. Robot Fruit provides a complete SAAS based mobile platform for publishers and content owners to directly sell their mobile web and in-app ad inventory on leading mobile devices. The platform is a self-service mobile loyalty and development platform that has an easy to use interface which enables station owners, content owners, business owners, artists and bands to quickly deploy in HTML5, native iOS and Android based application environments. We anticipate making the technology available to broadcasters, content owners and artists in the coming months.

Key Metrics:

We track listener hours because we believe it is the best key indicator of the growth of our business with Platform. Revenues from advertising through our Platform represented substantially all of revenues for the three ended November 30, 2013. We also track the number of active users on our Platform as well as the RadioLoyaltyTM app as indicators of the size and quality of our audience, which are particularly important to potential advertisers. Additionally, the Company anticipates launching several new product offerings and initiating certain new significant partnerships during the fiscal year ending August 31, 2014. The Company expects those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. Once these products are launched we will determine key indicators of growth for those products.

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

Comparison of the Three Months Ended November 30, 2013 and November 30, 2012

	For the Three Months Ended November 30, 2013	For the Three Months Ended November 30, 2012
Revenue:
Advertising	$515,577	$376,425
Services	8,250	108,612
Total revenue	$523,827	$485,037

Revenues for the three months ended November 30, 2013 and 2012, totaled $523,827 and $485,037 respectively. We generated substantial revenues from video and display Ads utilizing our Platform and the listenership from over 5,000 radio stations. The Company began focusing more of its effort on filling advertisements in the display and video category within the Platform itself as opposed to display and video advertisements in traditional internet webpage formats. We anticipate generating additional advertising revenues from the launch of several new product offerings and certain new significant partnerships during the year ending August 31, 2014.

	For the Three Months Ended November 30, 2013	For the Three Months Ended November 30, 2012
Costs of revenues:
Media network	$127,843	$175,049
Depreciation and amortization	82,296	95,547
Colocation services	47,700	77,457
Broadcaster commissions	63,793	45,344
Other	73,025	111,539
Total costs of revenue	$394,757	$504,936

Costs of revenues for the three months ended November 30, 2013 and 2012, totaled $394,757 and $504,936, respectively. Each reporting period we have recorded substantial amortization costs associated with the Platform. The significant amortization costs associated with the Platform are anticipated to continue until this Platform asset value is fully amortized on December 1, 2014. In order to operate the Platform and the RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we require substantial computing power, hosting and streaming hosting. We operate a substantial technology center at our offices in Santa Barbara, California but also utilize a contracted facility in Los Angeles, California, to support our operations and ensure our systems and content delivery maintain our service level agreements. We refer to these costs as colocation services. Colocation services costs should increase as our business grows. However, our current costs should remain fixed until and if we reach a substantial listener hours level that exceeds approximately 15,000,000 hours per month. We currently generate approximately 1,000,000 listener hours per month. Our advertising sales arrangements with over 5,000 broadcasters facilitate us paying the broadcasters a monthly revenue sharing fee. We refer to these costs as broadcaster commissions. Broadcaster commissions are paid on ad inventory we purchase from the broadcasters, not on Ad Inventory we receive as a barter from the broadcasters. Other costs of sales include affiliate marketing costs associated with the lead generation business, media network costs associated with the distribution of our content across a variety of advertising networks, streaming costs, call center operation costs, and various application technologies that support our primary product offerings.

	Three Months Ended November 30, 2013	Three Months Ended November 30, 2012
Operating expenses
Product development	$82,752	$105,801
Officer compensation	120,000	108,817
Sales and marketing	42,639	122,584
Other	156,569	254,206
Total operating expenses	$401,960	$591,408

Operating expenses for the three months ended November 30, 2013 and 2012, totaled $401,960 and $591,408, respectively. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio and the WatchThisTM technology. Officer compensation related to accrued but primarily unpaid salaries for our two primary executives officers. Marketing and sales costs incurred were primarily related to the labor costs of employing our sales force. Our sales force markets our products on a daily basis. We expect these costs to increase in the current fiscal year. Rents were primarily related to four leases we are obligated under for our Santa Barbara, California office. Consultant expenses included fees incurred with certain personnel primarily related to finance, business development and investor relations services. Professional fees included accounting, auditing and legal fees associated with public company matters. Travel and entertainment was associated with ongoing business development and investor relations activities. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

	Three Months Ended November 30, 2013	Three Months Ended November 30, 2012
Other income (expenses)
Interest income	$2,625	$-
Interest expense	(68,071)	(19,822)
Interest expense – accretion	(9,612)	(243,833)
Gain on disposal of education lead generation	111,865	-
Change in fair value of derivatives	588,329	6,098
Total other income (expenses)	$625,136	$(257,557)

Other (expense) income for the three months ended November 30, 2013 and 2012, totaled $625,136 and $(257,557), respectively. We generated interest income on the note receivable. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit, among others. During the month of November we completed the sales of our education lead generation vertical, Student Matching Service. We also recorded the accretion of various debt discounts associated with our convertible promissory notes. The accretion is a result of the amortization of the debt discounts associated with the convertible promissory notes over the term of the convertible promissory notes. As a result of the derivative classification regarding the beneficial conversion feature on some of our convertible notes, the derivative liabilities have to be re-measured as of each reporting date. For the three months ended November 30, 2013and 2012, the re-measurement resulted in a decrease to the derivative liabilities of $588,329 and $6,098, respectively. If the convertible promissory notes issued to the Creditor remain outstanding at any time subsequent to the six-month anniversary of the date the convertible promissory notes were issued, a derivative liability exists and will have to be measured as of each reporting date. Similarly, if any portion of the Vendor Note remains outstanding at the reporting date, the derivative liability has to be re-measured as of the reporting date. During the three months ended November 30, 2013, the Company's stock price decreased substantially from August 31, 2013 which impacted the valuation of the derivative liabilities.

We did not generate taxable profits for the three months ended November 30, 2013 and 2012, respectively. As a result, no provision for income taxes was recorded during either period.

Liquidity and Capital Resources

As of November 30, 2013 we had cash totaling $6,214, which consisted of cash funds held at major financial institutions. We had a net working capital deficit of $2,344,055 as of November 30, 2013, compared to a net working capital deficit of $3,009,925 as of August 31, 2013. Our principal uses of cash during the three months ending November 30, 2013 were funding our operations.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the three months ended November 30, 2013, the Company recorded an operating loss of $272,890, which was the result and used cash flow from operations of $195,383. As of November 30, 2013, the Company had a working capital deficit of $2,344,055, indicated that the Company may have difficulty continuing as a going concern.

Management is confident but cannot guarantee that the Company will be able to raise additional capital in order to repay debts and continue operations. During the year ending August 31, 2014, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others of $90,318, $327,000, and $90,704, respectively. Normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management’s business plan. Since inception and through the date of these financial statements, the Company has successfully raised a significant amount of capital. On April 11, 2013, the Company closed a non-dilutive line of credit financing for $250,000 with an institutional fund. During the three months ended November 30, 2013, the institutional fund has increased the Company’s line of credit to $500,000. Additionally, the Company anticipates launching several new product offerings and initiating certain new significant partnerships during the fiscal year ending August 31, 2014. The Company expects those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. The Company will attempt to have its potential partners pay for the majority of these costs but management cannot be certain that arrangement will occur. Management may potentially make a business decision to move forward, delay, or cancel certain partnerships because of the Company’s overall capital needs. Nonetheless, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to reach break-even and become profitable. If the Company is unable to become profitable and sustain cash flow, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Capital Expenditures

Based on current estimates, we believe that our anticipated capital expenditures will be adequate to implement our current plans.

Historical Trends

The following table summarizes our cash flow data for the three months ended November 30, 2013 and 2012.

	Three Months Ended November 30, 2013	Three Months Ended November 30, 2012

Net cash used in operating activities of continuing operations	$(195,383)	$(452,754)
Net cash provided by financing activities of continuing operations	193,617	288,515

Cash flow used by operating activities totaled $195,383 for the three months ended November 30, 2013, compared to $452,754 used for the three months ended November 30, 2012. Operating cash flow was negative during the three months ended November 30, 2013 as we continued operations and a focused effort on product development and efforts towards certain potential significant partnerships with third parties within the digital media industry.

Cash flow provided by financing activities totaled $193,617 for the three months ended November 30, 2013, compared to $288,515 for the three months ended November 30, 2012. We raised substantial capital through the issuance of convertible promissory notes, net proceeds from the line of credit, and advances from related our primary executive officers during the three months ended November 30, 2013 and 2012, respectively.

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of November 30, 2013.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act  is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (Principal Executive and Financial Officer), of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer (Principal Executive and Financial Officer) concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (Principal Executive and Financial Officer), to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There has not been any changes in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is not currently party to any legal proceeding.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

(a) Exhibits:

Number	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAMTRACK, INC.

Date: January 21, 2014	By:	/s/ Michael Hill
	Name:	Michael Hill
	Title:	Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)