Form 10-Q
period 2014-02-28
STREAMTRACK, INC.
filed 2014-04-14
CIK 1442376

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

Commission File Number: 333-153502

STREAMTRACK, INC.
(Exact name of registrant as specified in its charter)

Wyoming	26-2589503
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

347 Chapala Street
Santa Barbara, California 93101
(Address of principal executive offices)

(805) 308-9151
(Registrant’s telephone number, including area code)

_____________________________________________________________
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

At March 31, 2014, there were 48,677,661 shares of the Company’s common stock outstanding.

TABLE OF CONTENTS

		Page
PART I

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	3
Item 3.	Controls and Procedures	10

PART II

Item 1.	Legal Proceedings	11
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3.	Defaults Upon Senior Securities	11
Item 4.	Mine Safety Disclosures	11
Item 5.	Other Information	11
Item 6.	Exhibits	12

StreamTrack, Inc.
Consolidated Balance Sheets
 (unaudited)

	As of February 28, 2014	As of August 31, 2013
Assets:
Current assets
Cash	$2,520	$7,980
Accounts receivable, net of allowances of $19,000 at February 28, 2014 and August 31, 2013	346,265	373,971
Prepaid expenses	12,161	11,076
Other current assets	15,011	-
Total current assets	375,957	393,027

Property and equipment, net	273,371	400,133
Notes receivable	165,750	160,500
Other assets	37,562	37,562
Total assets	$852,640	$991,222

Liabilities and Stockholders' Deficit
Current liabilities
Account payable and accrued expenses	$1,316,795	$1,376,138
Line of credit	511,718	362,331
Derivative liabilities embedded within convertible notes payable	724,104	778,074
Capital lease payable - in default	81,704	90,704
Related party payables	427,116	468,705
Convertible notes payable, net discount of $6,579 and $0, respectively	94,121	200,000
Convertible notes payable, in default	182,780	127,000
Total current liabilities	3,338,338	3,402,952
Long term liabilities
Convertible notes payable, net of debt discount of $22,277 and $30,233, respectively	287,723	279,767
Related party convertible notes payable, net of discount of $26,317 and $37,585, respectively	498,683	487,415
Total liabilities	4,124,744	4,170,134

Stockholders' Deficit:
Series A preferred stock; $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of February 28, 2014 and August 31, 2013	-	-
Series B preferred stock; $0.0001 par value; 5,000,000 shares authorized; 200,000 and 0 shares issued and outstanding as of February 28, 2014 and August 31, 2013	20	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 39,541,530 and 17,045,823 shares issued and outstanding as of February 28, 2014 and August 31, 2013	3,954	1,705
Additional paid-in capital	1,597,871	1,223,508
Deferred stock based compensation	-	(8,262)
Accumulated deficit	(4,873,949)	(4,395,863)
Total stockholders' deficit	(3,272,104)	(3,178,912)
Total liabilities and stockholders' deficit	$852,640	$991,222

The accompanying notes are an integral part of the consolidated financial statements.

 StreamTrack, Inc.
Consolidated Statements of Operations
 (unaudited)

	For Three Months Ended February 28, 2014	For Three Months Ended February 28, 2013	For Six Months Ended February 28, 2014	For Six Months Ended February 28, 2013
Revenues:
Advertising	$386,810	$292,095	$902,387	$668,520
Services	8,250	89,082	16,500	197,694
Total revenues	395,060	381,177	918,887	866,214

Costs of sales:
Media network	129,386	52,372	257,329	122,180
Depreciation and amortization	82,296	128,241	164,592	256,482
Colocation services	47,850	39,151	95,550	116,608
Broadcaster commissions	37,095	52,888	100,888	98,232
Other costs	2,558	139,166	75,583	355,946
Total costs of sales	299,185	411,818	693,942	949,448

Gross profit (loss)	95,875	(30,641)	224,945	(83,234)

Operating expenses:
Product development (includes stock compensation of $0 , $48,583, $0 and $97,167, respectively)	32,976	132,713	115,728	238,514
Officer compensation	120,000	118,562	240,000	227,379
Sales and marketing (includes stock compensation of $0, $5,915, $8,262 and $23,581, respectively)	22,176	82,044	64,815	204,628
Other expenses (includes stock compensation of $0, $13,250, $0 and $26,500, respectively)	139,904	159,325	296,473	413,531
Total operating expenses	315,056	492,644	717,016	1,084,052

Operating loss	(219,181)	(523,285)	(492,071)	(1,167,286)

Other income and (expense)
Interest income	2,625	5,250	5,250	5,250
Interest expense (including accretion of $10,925, $40,706, $20,537, and $248,973, respectively)	(87,916)	(62,086)	(165,599)	(290,174)
Gain on disposal of education lead generation and other income	8,499	-	120,364	-
Change in fair value of derivatives	(534,359)	(384,079)	53,970	(377,981)
	(611,151)	(440,915)	13,985	(662,905)

Net loss before income taxes	(830,332)	(964,200)	(478,086)	(1,830,191)

Income taxes	-	-	-	-

Net loss	(830,332)	(964,200)	(478,086)	(1,830,191)

Deemed dividend	-	-	-	(50,927)

Net loss attributable to common stockholders	$(830,332)	$(964,200)	$(478,086)	$(1,881,118)

Basic net loss per common share attributable to common stockholders	$(0.04)	$(3.60)	$(0.02)	$(8.06)
Diluted net loss per common share attributable to common stockholders	$(0.04)	$(3.60)	$(0.02)	$(8.06)
Weighted-average number of shares used in computing basic per share amounts	21,501,826	267,640	25,405,871	233,322
Weighted-average number of shares used in computing dilutive per share amounts	21,501,826	267,640	25,405,871	233,322

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended February 28, 2014	Six Months Ended February 28, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(478,086)	$(1,830,191)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation and stock for services	24,516	147,248
Bad debt expense	-	18,050
Depreciation and amortization	169,262	258,275
Re-measurement of derivative liabilities	(53,970)	377,981
Accretion of debt discount	20,537	248,973
Amortization of finance fees	20,833	-
Changes in operating assets and liabilities:
Accounts receivable	27,706	156,606
Prepaid expenses	3,082	6,540
Other assets	(15,011)	(1,595)
Accounts payable and accrued expenses	(2,877)	93,171
Deferred revenue	-	(154,851)
Net cash used in operating activities	(284,008)	(679,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	10,000	350,000
Proceeds from line of credit	124,387	-
Payments on capital lease	(9,000)	(7,338)
Interest on note receivable	(5,250)	(5,250)
Net advances from related parties	158,411	151,485
Net (payments) advances to Factor	-	(14,402)
Net cash provided by financing activities	278,548	474,495

Change in cash and cash equivalents	(5,460)	(205,298)
Cash and cash equivalents, beginning of period	7,980	227,435
Cash and cash equivalents, end of period	$2,520	$22,137

Supplemental disclosures of cash flow information:
Cash paid for interest	$983	$19,882
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Deemed dividend	$-	$50,927
Issuance of common stock for conversion of debt and accrued interest	$69,661	$28,500
Issuance of preferred stock in satisfaction of amounts owed to officers	$200,000	$-
Acquisition of assets with issuance of common stock	$42,500	$-
Beneficial conversion feature recorded on convertible debt	$7,895	$-

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the six months ended February 28, 2014, the Company recorded an operating loss of $492,071 and used cash flow from operations of $284,008. As of February 28, 2014, the Company had a working capital deficit of $2,962,381. These factors raise substantial doubt about our ability to continue as a going concern.

Management is confident but cannot guarantee that additional capital can be raised in order to repay debts and continue operations. Normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management’s business plan. Since inception and through the date of these financial statements, the Company has successfully raised a significant amount of capital. On April 11, 2013, the Company closed a non-dilutive line of credit financing for $250,000 with an institutional fund. During the six months ended February 28, 2014, the institutional fund has increased the Company’s line of credit to $520,000 Additionally, the Company anticipates launching several new product offerings and initiating certain new significant partnerships during the fiscal year ending August 31, 2014. The Company expects those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. The Company will attempt to have its potential partners pay for the majority of these costs but management cannot be certain that arrangement will occur. Management may potentially make a business decision to move forward, delay, or cancel certain partnerships because of the Company’s overall capital needs. Nonetheless, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to reach sustained break-even and become profitable as well as financing to support the cash flow. If the Company is unable to become profitable and sustain cash flow, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

2. Composition of Certain Financial Statement Captions

Property and Equipment

Property and equipment consisted of the following:

	February 28, 2014	August 31, 2013

Software	$814,166	$771,666
Servers, computers, and other related equipment	198,924	198,924
Leasehold improvements	1,675	1,675
	1,014,765	972,265
Less accumulated depreciation and amortization	(741,394)	(572,132)
Property and equipment, net	$273,371	$400,133

Depreciation expense totaled $86,404 and $169,262 for the three and six months ended February 28, 2014, respectively. Depreciation expense totaled $115,887 and $231,773 for the three and six months ended February 28, 2013, respectively. There have been no write-offs or impairments of property and equipment since the Company’s inception on November 30, 2011.

Note Receivable

Note receivable consisted of a $150,000 convertible promissory note and $13,125 in accrued interest. The note bears interest at 7% and is due from a digital content provider on or before August 28, 2016. The balance owed can be converted into either preferred stock or common stock of the digital content provider, at the Company’s election, subject to certain conditions and contingencies. The Company agreed to work with the digital content provider to make modifications to its Universal PlayerTM technology platform to better suit the digital content provider’s specific needs. The Company received a $25,000 deposit previously. The Company has received the remaining fees, which are recorded as a note receivable. Beginning in January 2014, the Company began earning additional revenue from the client. although not significant to date, the Company expects to earn increased amounts during the third fiscal quarter of 2014.

See Note 4 for discussion regarding a receivable from Dane Media.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	February 28, 2014	August 31, 2013

Accounts payable	$986,388	$1,028,287
Accrued interest	175,542	139,639
Accrued broadcaster commissions	91,065	90,632
Accrued consulting fees	9,158	64,049
Credit card	54,642	53,531
Accounts payable and accrued expenses	$1,316,795	$1,376,138

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2014 and August 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term in nature or they are payable on demand

The fair value of these financial assets and liabilities was determined using the following inputs:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Fair values as of February 28, 2014
Liabilities:
Derivative liabilities	$-	$724,104	$-	$724,104

Total liabilities measured at fair value	$-	$724,104	$-	$724,104

Fair values as of August 31, 2013
Liabilities:
Derivative liabilities	-	$778,074	-	778,074

Total liabilities measured at fair value	$-	$778,074	$-	$778,074

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

4. Asset Acquisition / Disposition

Asset Acquisition

On November 21, 2013, the Company, entered into an Asset Purchase Agreement with Robot Fruit, Inc., a New York corporation ("Robot Fruit") pursuant to which, the Company issued 850,000 shares of common stock in exchange for Robot Fruit Mobile Application Development Platform and related code, intellectual property and goodwill. The Company accounted for the purchase as an asset acquisition as the assets did not meet the definition of a business. In connection with the agreement, the Company determined the fair market value of the common stock issued to be $42,500, which was recorded as software within property and equipment on the accompanying balance sheet. The Company determined the expected life of the asset acquired to be 36 months.

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

Pursuant to the Agreement, the Company shall not compete with Dane Media in call center verified education leads for a period of 12 months following execution of the Agreement. The Company will continue to operate its advertising and lead generation business in various other vertical markets. Moreover, pursuant to the Agreement, the Company forgave certain payments owed by Dane Media to the Company of $38,135 which were invoiced between September 1, 2013 and November 15, 2013. The $150,000 purchase price was paid according to the following schedule: $50,000 upon closing of the transaction; $50,000 on December 13, 2013; and $50,000 on December 31, 2013. In connection, with the transaction the Company recorded a gain on sale of $111,865. The Company did not reclass the income and expenses directly related to the disposition of the education related lead generation to discontinued operations. The Company still operates within the advertising and lead generation business services other verticals.

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

In connection with the settlement, during the six months ended February 28, 2014 the Company issued 8,576,000 shares of common stock to ASC in which gross proceeds of $60,060 were generated from the sale of the common shares. In connection with the transaction, ASC received fees of $19,739 and providing payments of $40,321 to settle outstanding vendor payables. Subsequent to February 28, 2014, the Company issued ASC 5,893,000 shares of common stock. The Company cannot reasonably estimate the amount of proceeds ASC expects to receive from the sale of these shares which be used to satisfy the liabilities. Thus, the Company accounts for the transaction as the shares are sold and the liabilities are settled. All amounts are included within accounts payable. As of February 28, 2014, all of the share issued prior to that date had been sold by ASC. Shares in which are held by ASC at each reporting period are accounted for as issued but not outstanding.

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

Assets under capital lease, included within property and equipment on the balance sheet, as of February 28, 2014 and August 31, 2013 were as follows:

	February 28, 2014	August 31, 2013

Servers	$147,049	$147,049
Less: accumulated depreciation	(128,445)	(99,984)
Net assets under capital lease	$18,604	$47,065

On March 22, 2013, the Company reached a settlement and release agreement with IBM Credit, LLC, (“IBM”) the lessor associated with the Company’s computer servers and software classified under capital lease. The balance owed to IBM as of March 22, 2013 was agreed to be $108,704. Payments of $9,000 per month are scheduled in order to satisfy this balance. The final payment due March 1, 2014 is for $9,704. As of February 28, 2014 and as of the date of these financial statements, the Company was in default of this agreement and the amount outstanding of $81,704 is reflected as a current liability on the accompanying balance sheet.

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

The related party payable as of February 28, 2014 and August 31, 2013 consists of unpaid compensation and non-interest bearing cash advances and charges on personal credit lines made on behalf of the Company by the Executives. The balances owed to the Executives are not secured and are due on demand. Interest will be charged on these balances. However, no formal agreement has been executed to quantify the interest.

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

9. Debt Instruments

Asset-Based Debt Financing

On April 11, 2013, the Company executed a non-dilutive asset-based debt financing (the “Lender Financing”) with a third party (the “Lender”). The Lender Financing consists of a $250,000 line of credit secured by all of the Company’s assets. The Company’s management also executed limited recourse guarantees with the Lender. Interest is payable monthly based on a floating interest rate determined based on a formula outlined in detail within the financing agreement. The Company anticipates the effective monthly interest rate charged on the outstanding balance owed to the third party will be between 2.2% and 1.1%. The Lender Financing was due and payable in full on September 30, 2013.

Subsequently, the Company executed an extension to this agreement. The Lender financing has been increased from a $250,000 to a $520,000 line of credit secured by all of the Companies assets. The line of credit maturity date has been extended from September 30, 2013 to June 27, 2014.

Convertible Notes Payable

The Company has relied on financing from a lender since 2010 (the “Creditor”). Each note issued by the Creditor (the “Creditor Notes”) bears interest per annum at a rate of 8%, default interest rate of 22% and is generally payable within six months from the issuance date. The table below details the transactions with the Creditor during the six months ended February 28, 2014. The Company is currently in default on these Creditor’s Notes.

Creditor’s Notes, in default, principal balance as of August 31, 2013	$230,500
Conversion of a portion of Creditor’s Note to common stock (9,935,956 common shares issued)	(47,720)
Creditor’s Notes, in default, principal balance as of February 28, 2014	$182,780

As of February, 28, 2014, the conversion price of a total of $182,780 Creditor Notes, including certain Creditor Notes that are in default as of the date of these financial statements, and accrued interest of approximately $120,798 is based upon a 39% discount to lowest five days closing prices of the Company’s common stock over the ten-day period prior to conversion. As a result, the lower the stock price at the time the Creditor converts the Creditor Notes, the more common shares the Creditor will receive.

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

February 28, 2014

Stock price	$0.0070
Effective conversion price	$0.0026
Creditor Note and accrued interest balance outstanding	$303,578
Actual outstanding shares of common stock	39,491,530

Shares issuable upon conversion, at actual price	115,201,123
% of outstanding common stock, at actual price	292%
Shares issuable upon conversion, assuming 25% price decrease	153,601,498
% of outstanding common stock, assuming 25% price decrease	389%
Shares issuable upon conversion, assuming 50% price decrease	230,402,247
% of outstanding common stock, assuming 50% price decrease	583%
Shares issuable upon conversion, assuming 75% price decrease	460,804,493
% of outstanding common stock, assuming 75% price decrease	1,167%

Vendor Convertible Note

The Company issued a non-interest bearing convertible promissory note due on demand (the “Vendor Note”) to settle all outstanding debts with a former vendor (the “Vendor”). The table below details the transactions with the Vendor during the six months ended February 28, 2014.

Vendor Notes, principal balance as of August 31, 2013	$96,500
Conversion of Vendor Note to common stock (3,000,000) common shares issued)	(5,800)
Vendor Note, principal balance, February 28, 2014	$90,700

As of February 28, 2014, the conversion price of the $90,700 Vendor Note is based upon a 50% discount to lowest five days bid prices of the Company’s common stock over the five-day period prior to conversion. As a result, the lower the stock price at the time the Vendor converts the Vendor Note, the more common shares the Vendor will receive. To the extent the Vendor converts the Vendor Note and then sells its common stock, the common stock may decrease due to the additional shares in the market. This could allow the Vendor to receive greater amounts of common stock upon conversion. The sale of each share of common stock further depresses the stock price. Due to the floating conversion price of the notes, the Company does not know the exact number of shares that the Vendor would be issued upon conversion. The table below details the number of shares of the Company’s common stock the Vendor would be issued, if the Vendor elected to convert the Vendor Note to common shares on each reporting date. The shares issuable upon conversion of the Vendor Note may result in substantial dilution to the interests of the Company’s other shareholders.

The table below details the number of shares issuable to the Vendor in the event the share price decreases 25%, 50% or 75% from the stock price as of each date set forth below.

February 28, 2014

Stock price	$0.0070
Effective conversion price	$0.0021
Convertible promissory notes balance outstanding	$90,700
Actual outstanding shares of common stock	39,491,530

Shares issuable upon conversion, at actual price	44,243,902
% of outstanding common stock, at actual price	112%
Shares issuable upon conversion, assuming 25% price decrease	58,991,870
% of outstanding common stock, assuming 25% price decrease	149%
Shares issuable upon conversion, assuming 50% price decrease	88,487,805
% of outstanding common stock, assuming 50% price decrease	224%
Shares issuable upon conversion, assuming 75% price decrease	176,975,610
% of outstanding common stock, assuming 75% price decrease	448%

Convertible Promissory Notes

As of February 28, 2014, the Company has nine convertible promissory notes issued between December 2011 and February 2014. The convertible promissory notes bear interest at ether 4% or 8% per annum and are due in full, including principal and interest, three years from the issuance date ranging from December 2014 to August 2016. The convertible promissory notes also include a conversion option whereby the holders o may elect at any time to convert any portion or the entire balance into the Company’s common stock at conversion prices ranging from $0.0038 to $1.25. The table below details the transactions associated with the convertible promissory notes during the six months ended February 28, 2014.

Convertible promissory notes, principal balance as of August 31, 2013	$835,000
Issuance of convertible promissory notes	10,000
Conversion of convertible promissory notes to common stock	-
Convertible promissory notes, principal balance, February 28, 2014	$845,000

Of the $845,000 of convertible promissory notes outstanding, $525,000 are held by related parties. These related parties consist of the Company's officers, significant shareholders or entities controlled by these individuals. As of February 28, 2014, $10,000 of these notes were included within the current portion of convertible promissory notes on the accompanying balance sheet as the note was due within one year of the balance sheet.

For seven of the convertible promissory notes, the conversion feature associated with the convertible promissory note provide for a rate of conversion that is below market value. This conversion feature is accounted for as a beneficial conversion feature. A beneficial conversion feature was recorded and classified as a debt discount on the balance sheet at the time of issuance of each convertible promissory note with a corresponding credit to additional paid-in capital.

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

The discount is amortized over the term of the convertible promissory note using the straight line method. The amortized value for each period is recorded as an offset against the debt discount on the balance sheet, classified as interest expense - accretion in the statement of operations and as accretion of debt discount within the statement of cash flows. During the six months ended February 28, 2014, the Company recorded a beneficial conversion feature of $7,895 in connection with the issuance of a $10,000 convertible note. During the six months ended February 28, 2014 and 2013, $20,537 and $19,224 of the discounts were amortized to interest expense, respectively.

Future maturities of the principal balances of the Company’s convertible promissory notes, in the aggregate, are as follows for the years ending August 31,

2014	$110,000
2015	625,000
2016	110,000
Thereafter	-
$845,000

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

On the six-month anniversary of Creditor Notes, the Company measures and records a derivative liability using the input attributes disclosed below. On February 28, 2014 and 2013, the Company re-measured the derivative liability using the weighted average input attributes below and determined the value to be $507,310 and $493,171, respectively. Other income (expense) of ($24,250) and ($188,880) was classified as “change in fair value of derivatives” and was recorded for the six months ended February 28, 2014 and 2013 in the statement of operations, respectively.

	February 28, 2014	February 28, 2013

Expected life (in years)	0.10	0.10
Balance of note and accrued interest outstanding	$303,578	$247,000
Stock price	$0.0070	$1.5663
Effective conversion price	$0.0026	$0.4263
Shares issuable upon conversion	115,201,123	360,973
Risk-free interest rate	0.04%	0.11%
Expected volatility	61.83%	61.83%
Expected dividend yield	-	-

The Vendor Note was executed on November 1, 2012 and was immediately convertible into the Company’s common stock at a 50% discount to the lowest bid price as quoted on the OTC Bulletin Board for the five days prior to the conversion date. As a result of the fact that the number of shares the Vendor Note was convertible into was indeterminable, the Company determined a derivative liability was embedded within the Vendor Note. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $190,927 as of November 1, 2012. As a result of the valuation of the derivative liability being in excess of the value of the proceeds of the Vendor Note by $50,927, a deemed dividend of $50,927 was recorded by the Company on November 1, 2012. The debt discount of $140,000 associated with the Vendor Note was immediately expensed to interest expense – accretion as a result of the Vendor Note being immediately convertible and due on demand. On February 28, 2014 and 2013, the Company re-measured the derivative liability using the input attributes below and determined the value to be $216,795 and $280,000, respectively. Other income (expense) of $78,220 and ($189,101) was classified as “change in fair value of derivatives” and was recorded for the six months ended February 28, 2014 and 2013, respectively, and included in the statement of operations.

	February 28, 2014	February 28, 2013

Expected life (in years)	0.10	0.10
Balance of note outstanding	$90,700	$140,000
Stock price	$0.0070	$1.5663
Effective conversion price	$0.0021	$0.4217
Shares issuable upon conversion	44,243,902	331,990
Risk-free interest rate	0.04%	0.17%
Expected volatility	61.83%	61.83%
Expected dividend yield	-	-

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

On October 31, 2013, the Company entered into amendment, waiver and exchange agreements (the "Exchange Agreements") with Michael Hill (the Company's chief executive officer and director) and Aaron Gravitz (the Company's director). Under each Exchange Agreement, the Company issued to each of Mr. Hill and Mr. Gravitz 100,000 shares of Series B Preferred Stock in exchange for $100,000 in unpaid compensation. In connection with the Exchange Agreements, the Company relied on the exemptions from registration provided by Section 3(a)(9) and 4(a)(2) under the Securities Act of 1933, as amended (the "Securities Act"). The Series B Preferred Stock was valued at $100,000 per issuance as the fair value of the consideration received was more determinable.

Common Stock

Each share of common stock has the right to one vote per share. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company, whenever funds are legally available. These rights are subordinate to the dividend rights of holders of all classes of stock outstanding at the time.

Detachable Stock Warrants

As of February 28, 2014, the Company has a total of 362,500 detachable stock warrants outstanding. The warrants have a three-year term and are exercisable into the Company’s common stock at an exercise price of $0.41 per share.

Stock Based Compensation

The fair value of the Company’s Restricted Stock Units (“RSUs”) is expensed ratably over the vesting period. RSUs vest daily on a cliff basis over the service period, generally three years. The Company recorded stock-based compensation expense related to restricted stock units of $8,262 and $147,248 during the six months ended February 28, 2014 and 2013, respectively. As of February 28, 2014, all compensation cost in connection with the RSUs has been recognized.

12. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including convertible debt instruments, preferred stock, restricted stock unit grants and detachable stock warrants. Basic and diluted net loss per share for the three and six months ended February 28, 2014 and 2013 was the same as the inclusion of all potential common shares outstanding would have been anti-dilutive.

13. Subsequent Events

See Note 5 for common stock issued to ASC subsequent to quarter end.

In addition, subsequent to February 28, 2014, the Company entered into an agreement to borrow $42,500, netting proceeds of $40,000 for operations. The terms of the agreement are similar to Creditor Notes disclosed above.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our Form 10-K/A for the fiscal year ended August 31, 2013 filed with the Securities and Exchange Commission on December 12, 2013 and all subsequent filings. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

Overview

StreamTrack, Inc. (“StreamTrack,” or the “Company”) is a digital media and technology services company. The Company provides audio and video streaming and advertising services through the RadioLoyaltyTM Platform (the “Platform”) to over a global group of over 5,000 internet and terrestrial radio stations and other broadcast content providers.

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

Advertising revenue constitutes the majority of our total revenue, representing 98.2% of total revenue for the six months ended February 28, 2014. We anticipate this trend will continue and our revenues will be generated primarily from advertising. Our advertising revenue for the six months ended February 28, 2014 was almost entirely derived from advertising delivered on desktop devices.

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

Key Metrics:

We track listener hours because we believe it is the best key indicator of the growth of our business with Platform. Revenues from advertising through our Platform represented substantially all of revenues for the three and six months ended February 28, 2014. We also track the number of active users on our Platform as well as the RadioLoyaltyTM app as indicators of the size and quality of our audience, which are particularly important to potential advertisers. Additionally, the Company anticipates launching several new product offerings and initiating certain new significant partnerships during the fiscal year ending August 31, 2014. The Company expects those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. Once these products are launched we will determine key indicators of growth for those products.

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

Comparison of the Six Months Ended February 28, 2014 and February 28, 2013

	For the Six Months Ended February 28, 2014	For the Three Months Ended November 30, 2012
Revenue:
Advertising	$902,387	$668,520
Services	16,500	197,694
Total revenue	$918,887	$866,214

Revenues for the six months ended February 28, 2014 and 2013, totaled $918,887 and $866,214 respectively. We generated substantial revenues from video and display Ads utilizing our Platform and the listenership from over 5,000 of our radio stations. The Company began focusing more of its effort on filling advertisements in the display and video category within the Platform itself as opposed to display and video advertisements in traditional internet webpage formats. We anticipate generating additional advertising revenues from the launch of several new product offerings and certain new significant partnerships during the year ending August 31, 2014.

	For the Six Months Ended February 28, 2014	For the Three Months Ended November 30, 2012
Costs of revenues:
Media network	$257,329	$122,180
Depreciation and amortization	164,592	256,482
Colocation services	95,550	116,608
Broadcaster commissions	100,888	98,232
Other	75,583	355,946
Total costs of revenue	$693,942	$949,448

Costs of revenues for the six months ended February 28, 2014 and 2013, totaled $693,942 and $949,448, respectively. Each reporting period we have recorded substantial amortization costs associated with the Platform. The significant amortization costs associated with the Platform are anticipated to continue until these Platform asset value is fully amortized on December 1, 2014. In order to operate the Platform and the RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we require substantial computing power, hosting and streaming hosting. We operate a substantial technology center at our offices in Santa Barbara, California but also utilize a contracted facility in Los Angeles, California, to support our operations and ensure our systems and content delivery maintain our service level agreements. We refer to these costs as colocation services. Colocation services costs should increase as our business grows. However, our current costs should remain fixed until and if we reach a substantial listener hours level that exceeds approximately 15,000,000 hours per month. We currently generate over 1,000,000 listener hours per month. Our advertising sales arrangements with over 5,000 broadcasters facilitate us paying the broadcasters a monthly revenue sharing or annual license fee. We refer to these costs as broadcaster commissions. Broadcaster commissions are paid on Ad Inventory we purchase from the broadcasters, not on Ad Inventory we receive as a barter from the broadcasters. Other costs of sales include affiliate marketing costs associated with the lead generation business, media network costs associated with the distribution of our content across a variety of advertising networks, streaming costs, call center operation costs, and various application technologies that support our primary product offerings.

	For the Six Months Ended February 28, 2014	For the Six Months Ended February 28, 2013
Operating expenses
Product development	$115,728	$238,514
Officer compensation	240,000	227,379
Sales and marketing	64,815	204,628
Other	296,473	413,531
Total operating expenses	$717,016	$1,084,052

Operating expenses for the six months ended February 28, 2014 and 2013, totaled $717,016 and $1,084,052, respectively. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio and the WatchThisTM technology. Officer compensation related to accrued but primarily unpaid salaries for our two primary executives officers. Marketing and sales costs incurred were primarily related to the labor costs of employing our sales force. Our sales force markets our products on a daily basis. We expect these costs to increase in the current fiscal year. Rents were primarily related to four leases we are obligated under for our Santa Barbara, California office. Consultant expenses included fees incurred with certain personnel primarily related to finance, business development and investor relations services. Professional fees included accounting, auditing and legal fees associated with public company matters. Travel and entertainment was associated with ongoing business development and investor relations activities. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

	For the Six Months Ended February 28, 2014	For the Six Months Ended February 28, 2013
Other income (expenses)
Interest income	$5,250	$5,250
Interest expense	(145,062)	(41,201)
Interest expense – accretion	(20,537)	(248,973)
Gain on disposal of education lead generation and other income	120,364	-
Change in fair value of derivatives	53,970	(377,981)
Total other income (expenses)	$13,985	$(662,905)

Other (expense) income for the six months ended February 28, 2014 and 2013, totaled $13,985 and $(662,905), respectively. We generated interest income on the note receivable. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit, among others. During the month of November 2013 we completed the sales of our education lead generation vertical, Student Matching Service. We also recorded the accretion of various debt discounts associated with our convertible promissory notes. The accretion is a result of the amortization of the debt discounts associated with the convertible promissory notes over the term of the convertible promissory notes. As a result of the derivative classification regarding the beneficial conversion feature on some of our convertible notes, the derivative liabilities have to be re-measured as of each reporting date. For the six months ended February 28, 2014 and 2013, the re-measurement resulted in a decrease (increase) to the derivative liabilities of $53,970 and ($377,981), respectively. If the convertible promissory notes issued to the Creditor remain outstanding at any time subsequent to the six-month anniversary of the date the convertible promissory notes were issued, a derivative liability exists and will have to be measured as of each reporting date. Similarly, if any portion of the Vendor Note remains outstanding at the reporting date, the derivative liability has to be re-measured as of the reporting date. The Company's stock price has a significant impact the valuation of the derivative liabilities.

We did not generate taxable profits for the six months ended February 28, 2014 and 2013, respectively. As a result, no provision for income taxes was recorded during either period.

Comparison of the Three Months Ended February 28, 2014 and February 28, 2013

	For the Three Months Ended February 28, 2014	For the Three Months Ended November 30, 2012
Revenue:
Advertising	$386,810	$292,095
Services	8,250	89,082
Total revenue	$395,060	$381,177

Revenues for the three months ended February 28, 2014 and 2013, totaled $395,060 and $381,177 respectively. We generated substantial revenues from video and display Ads utilizing our Platform and the listenership from over 5,000 of our radio stations. The Company began focusing more of its effort on filling advertisements in the display and video category within the Platform itself as opposed to display and video advertisements in traditional internet webpage formats. We anticipate generating additional advertising revenues from the launch of several new product offerings and certain new significant partnerships during the year ending August 31, 2014.

	For the Three Months Ended February 28, 2014	For the Three Months Ended November 30, 2012
Costs of revenues:
Media network	$129,386	$52,372
Depreciation and amortization	82,296	128,241
Colocation services	47,850	39,151
Broadcaster commissions	37,095	52,888
Other	2,558	139,166
Total costs of revenue	$299,185	$411,818

Costs of revenues for the three months ended February 28, 2014 and 2013, totaled $299,185 and $411,818, respectively. Each reporting period we have recorded substantial amortization costs associated with the Platform. The significant amortization costs associated with the Platform are anticipated to continue until these Platform asset value is fully amortized on December 1, 2014. In order to operate the Platform and the RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we require substantial computing power, hosting and streaming hosting. We operate a substantial technology center at our offices in Santa Barbara, California but also utilize a contracted facility in Los Angeles, California, to support our operations and ensure our systems and content delivery maintain our service level agreements. We refer to these costs as colocation services. Colocation services costs should increase as our business grows. However, our current costs should remain fixed until and if we reach a substantial listener hours level that exceeds approximately 15,000,000 hours per month. We currently generate over 1,000,000 listener hours per month. Our advertising sales arrangements with over 5,000 broadcasters facilitate us paying the broadcasters a monthly revenue sharing or annual license fee. We refer to these costs as broadcaster commissions. Broadcaster commissions are paid on Ad Inventory we purchase from the broadcasters, not on Ad Inventory we receive as a barter from the broadcasters. Other costs of sales include affiliate marketing costs associated with the lead generation business, media network costs associated with the distribution of our content across a variety of advertising networks, streaming costs, call center operation costs, and various application technologies that support our primary product offerings.

	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013
Operating expenses
Product development	$32,976	$132,713
Officer compensation	120,000	118,562
Sales and marketing	22,176	82,044
Other	139,904	159,325
Total operating expenses	$315,056	$492,644

Operating expenses for the three months ended February 28, 2014 and 2013, totaled $315,056 and $492,644, respectively. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio and the WatchThisTM technology. Officer compensation related to accrued but primarily unpaid salaries for our two primary executives officers. Marketing and sales costs incurred were primarily related to the labor costs of employing our sales force. Our sales force markets our products on a daily basis. We expect these costs to increase in the current fiscal year. Rents were primarily related to four leases we are obligated under for our Santa Barbara, California office. Consultant expenses included fees incurred with certain personnel primarily related to finance, business development and investor relations services. Professional fees included accounting, auditing and legal fees associated with public company matters. Travel and entertainment was associated with ongoing business development and investor relations activities. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013
Other income (expenses)
Interest income	$2,625	$5,250
Interest expense	(76,991)	(21,380)
Interest expense – accretion	(10,925)	(40,706)
Gain on disposal of education lead generation and other income	8,499	-
Change in fair value of derivatives	(534,359)	(384,079)
Total other income (expenses)	$611,151	$(440,915)

Other (expense) income for the three months ended February 28, 2014 and 2013, totaled $611,151 and $(440,915), respectively. We generated interest income on the note receivable. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit, among others. During the month of November we completed the sales of our education lead generation vertical, Student Matching Service. We also recorded the accretion of various debt discounts associated with our convertible promissory notes. The accretion is a result of the amortization of the debt discounts associated with the convertible promissory notes over the term of the convertible promissory notes. As a result of the derivative classification regarding the beneficial conversion feature on some of our convertible notes, the derivative liabilities have to be re-measured as of each reporting date. For the three months ended February 28, 2014 and 2013, the re-measurement resulted in a decrease (increase) to the derivative liabilities of ($534,359) and ($384,079), respectively. If the convertible promissory notes issued to the Creditor remain outstanding at any time subsequent to the six-month anniversary of the date the convertible promissory notes were issued, a derivative liability exists and will have to be measured as of each reporting date. Similarly, if any portion of the Vendor Note remains outstanding at the reporting date, the derivative liability has to be re-measured as of the reporting date.

We did not generate taxable profits for the three months ended February 28, 2014 and 2013, respectively. As a result, no provision for income taxes was recorded during either period.

Liquidity and Capital Resources

As of February 28, 2014 we had cash totaling $2,520, which consisted of cash funds held at major financial institutions. We had net a working capital deficit of $2,962,381 as of February 28, 2014, compared to a net working capital deficit of $3,009,925 as of August 31, 2013. Our principal uses of cash during the six months ending February 28, 2014 were funding our operations.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the three and six months ended February 28, 2014, the Company recorded an operating loss of $478,086 and used cash flow from operations of $284,008. As of February 28, 2014, the Company had a working capital deficit of $2,962,381. These factors raise substantial doubt about our ability to continue as a going concern.

Management is confident but cannot guarantee that additional capital can be raised in order to repay debts and continue operations. During the year ending August 31, 2014, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others. Normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management’s business plan. Since inception and through the date of these financial statements, the Company has successfully raised a significant amount of capital. On April 11, 2013, the Company closed a non-dilutive line of credit financing for $250,000 with an institutional fund. During the six months ended February 28, 2014, the institutional fund has increased the Company’s line of credit to $520,000. Additionally, the Company anticipates launching several new product offerings and initiating certain new significant partnerships during the fiscal year ending August 31, 2014. The Company expects those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. The Company will attempt to have its potential partners pay for the majority of these costs but management cannot be certain that arrangement will occur. Management may potentially make a business decision to move forward, delay, or cancel certain partnerships because of the Company’s overall capital needs. Nonetheless, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to reach break-even and become profitable. If the Company is unable to become profitable and sustain cash flow, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Capital Expenditures

Based on current estimates, we believe that our anticipated capital expenditures will be adequate to implement our current plans.

Historical Trends

The following table summarizes our cash flow data for the six months ended February 28, 2014 and 2013.

	Six Months Ended February 28, 2014	Six Months Ended February 28, 2013

Net cash used in operating activities	$(284,008)	$(679,793)
Net cash provided by financing activities	278,548	474,495

Cash flow used by operating activities totaled $284,008 for the six months ended February 28, 2014, compared to $679,793 used for the six months ended February 28, 2013. Operating cash flow was negative during the six months ended February 28, 2014 as we continued operations and a focused effort on product development and efforts towards certain potential significant partnerships with third parties within the digital media industry.

Cash flow provided by financing activities totaled $278,548 for the six months ended February 28, 2014, compared to $474,495 for the six months ended February 28, 2013. We raised substantial capital through the issuance of convertible promissory notes, net proceeds from the line of credit, and advances from related our primary executive officers during the six months ended February 28, 2014 and 2013, respectively.

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2014. This evaluation was accomplished under the supervision and with the participation of our Chief Executive Officer, who also serves as our Chief Financial Officer, who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

STREAMTRACK, INC.

Date: April __ 2014	By:	/s/ Michael Hill
	Name:	Michael Hill
	Title:	Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)