Form 10-Q
period 2014-05-31
STREAMTRACK, INC.
filed 2014-07-15
CIK 1442376

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

Commission File Number: 333-153502

STREAMTRACK, INC.
(Exact name of registrant as specified in its charter)

Wyoming	26-2589503
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

347 Chapala Street
Santa Barbara, California 93101
(Address of principal executive offices)

(805) 308-9151
(Registrant’s telephone number, including area code)

______________________________________________________________
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

At June 30, 2014, there were 117,207,233 shares of the Company’s common stock outstanding.

TABLE OF CONTENTS

		Page
PART I

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	3
Item 3.	Controls and Procedures	11

PART II

Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Mine Safety Disclosures	12
Item 5.	Other Information	12
Item 6.	Exhibits	13

Item 1. Financial Statements

StreamTrack, Inc.
Consolidated Balance Sheets
 (unaudited)

	As of May 31, 2014	As of August 31, 2013
Assets:
Current assets
Cash	$39,490	$7,980
Accounts receivable, net of allowances of $14,853 and $19,000 at May 31, 2014 and August 31, 2013, respectively	386,824	373,971
Prepaid expenses	17,307	11,076
Other current assets	20,143	-
Total current assets	463,764	393,027
Property and equipment, net	190,511	400,133
Other assets
Notes receivable	168,375	160,500
Other assets	37,562	37,562
Total other assets	205,937	198,062
Total assets	$860,212	$991,222

Liabilities and Stockholders' Deficit
Current liabilities
Account payable and accrued expenses	$1,050,227	$1,376,138
Line of credit	505,717	362,331
Derivative liabilities embedded within convertible notes payable	884,883	778,074
Capital lease payable - in default	72,704	90,704
Related party payables	483,595	468,705
Related party convertible notes payable	100,000	-
Convertible notes payable, net of discount of $200,133 and $0, respectively	373,962	200,000
Convertible notes payable, in default	-	127,000
Total current liabilities	3,471,088	3,402,952
Long term liabilities
Convertible notes payable, net of discount of $18,299 and $30,233, respectively	291,701	279,767
Related party convertible notes payable, net of discount of $20,683 and $37,585, respectively	404,317	487,415
Total long term liabilities	696,018	767,182
Total liabilities	4,167,106	4,170,134
Commitments and contingencies (note 5)
Stockholders' Deficit:
Series A preferred stock; $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of May 31, 2014 and August 31, 2013	-	-
Series B preferred stock; $0.0001 par value; 5,000,000 shares authorized; 200,000 and 0 shares issued and outstanding as of May 31, 2014 and August 31, 2013	20	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 113,433,833 shares issued and 104,025,833 outstanding at May 31, 2014; 17,045,823 shares issued and outstanding as of August 31, 2013	10,403	1,705
Additional paid-in capital	1,950,806	1,223,508
Deferred stock based compensation	-	(8,262)
Accumulated deficit	(5,268,123)	(4,395,863)
Total stockholders' deficit	(3,306,894)	(3,178,912)
Total liabilities and stockholders' deficit	$860,212	$991,222

The accompanying notes are an integral part of the consolidated financial statements.

 StreamTrack, Inc.
Consolidated Statements of Operations
(unaudited)

	For Three Months Ended May 31, 2014	For Three Months Ended May 31, 2013	For Nine Months Ended May 31, 2014	For Nine Months Ended May 31, 2013
Revenues:
Advertising	$437,342	$348,904	$1,339,729	$1,017,424
Services	8,250	9,100	24,750	206,794
Total revenues	445,592	358,004	1,364,479	1,224,218

Costs of sales:
Media network	108,047	53,734	302,768	120,812
Depreciation and amortization	82,296	91,130	246,888	282,224
Colocation services	38,334	47,850	133,884	164,458
Broadcaster commissions	51,180	61,327	152,068	159,559
Other costs	28,626	137,551	166,817	548,599
Total costs of sales	308,483	391,592	1,002,425	1,275,652

Gross profit (loss)	137,109	(33,588)	362,054	(51,434)

Operating expenses:
Product development (includes stock compensation of $0 , $48,583, $0 and $145,750, respectively)	88,400	151,193	204,128	389,707
Officer compensation	120,000	120,000	360,000	347,379
Marketing and sales (includes stock compensation of $0, $2,208, $8,262 and $25,790, respectively)	39,813	43,309	104,628	247,937
Other expenses (includes stock compensation of $0, $19,125, $0 and $45,625, respectively)	177,795	212,255	474,268	625,787
Total operating expenses	426,008	526,757	1,143,024	1,610,810

Loss from operations	(288,899)	(560,345)	(780,970)	(1,662,244)

Other income (expense)
Interest income	2,625	2,625	7,875	7,875
Interest expense (including accretion of $81,058, $56,303, $101,595, and $373,724, respectively)	(193,387)	(150,940)	(358,987)	(509,561)
Other income (expense)	(46,413)	71,847	73,951	71,847
Loss on extinguishment	(1,439,044)	-	(1,439,044)	-
Change in fair value of derivatives	1,570,945	663,372	1,624,915	285,391
Total other income (expenses)	(105,274)	586,904	(91,290)	(144,448)

Income (loss) before provision for income taxes	(394,173)	26,559	(872,260)	(1,806,692)

Provision for income taxes	-	-	-	-

Net income (loss)	(394,173)	26,559	(872,260)	(1,806,692)

Deemed dividend	-	-	-	(50,927)

Net income (loss) attributable to common stockholders	$(394,173)	$26,559	$(872,260)	$(1,857,619)

Basic net loss per common share attributable to common stockholders	$(0.01)	$0.01	$(0.02)	$(0.24)
Diluted net loss per common share attributable to common stockholders	$(0.01)	$0.01	$(0.02)	$(0.24)
Weighted-average number of shares used in computing basic per share amounts	36,471,854	5,277,530	53,946,877	7,848,130
Weighted-average number of shares used in computing dilutive per share amounts	36,471,854	5,277,530	53,946,877	7,848,130

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended May 31, 2014	Nine Months Ended May 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(872,260)	$(1,806,692)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation and stock for services	25,780	217,165
Bad debt expense	-	18,057
Depreciation and amortization	252,122	289,329
Re-measurement of derivative liabilities	(1,624,915)	(285,391)
Accretion of debt discount	101,595	373,724
Amortization of finance fees	25,000	41,865
Gain on disposal of assets`	-	(71,847)
Loss on extinguishment of debt	1,439,044	-
Changes in operating assets and liabilities:
Accounts receivable	(12,853)	53,880
Prepaid expenses	(6,231)	(21,948)
Other assets	(20,143)	(2,146)
Accounts payable and accrued expenses	35,819	352,922
Deferred revenue	-	(157,805)
Net cash used in operating activities	(657,042)	(998,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	315,000	360,000
Proceeds from line of credit	118,386	213,500
Payments on capital lease	(18,000)	(9,000)
Interest on note receivable	(7,875)	(7,875)
Net advances from related parties	214,890	289,100
Net (payments) advances to Factor	-	(68,091)
Fees paid to ASC under settlement	66,151	-
Net cash provided by financing activities	688,552	777,634

Change in cash and cash equivalents	31,510	(221,253)
Cash and cash equivalents, beginning of period	7,980	227,435
Cash and cash equivalents, end of period	$39,490	$6,182

Supplemental disclosures of cash flow information:
Cash paid for interest	$983	$19,882
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Deemed dividend	$-	$50,927
Issuance of common stock for conversion of debt and accrued interest	$209,321	$28,500
Issuance of preferred stock in satisfaction of amounts owed to officers	$200,000	$-
Acquisition of assets with issuance of common stock	$42,500	$-
Beneficial conversion feature recorded on convertible debt	$272,895	$-
Issuance of common stock for accounts payable	$37,500	$-

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1. Nature of Business

StreamTrack, Inc. (the “Company”) is a digital media and technology services company. The Company provides audio and video streaming and advertising services through its RadioLoyaltyTM Platform (the “Platform”) to over 5,500 internet and terrestrial radio stations and other broadcast content providers. The Platform consists of a web-based and mobile player that manages streaming audio and video content, social media engagement, display and video ad serving within the web player and is also capable of replacing audio ads with video ads within the web player in a live or on-demand environment. The Company offers the Platform directly to its broadcasters and integrates or white labels its technologies with web-based internet radio guides and other web-based content providers. The Company is also continuing development of WatchThis™, a patent-pending technology to provide web, mobile and IP television streaming services that are e-commerce enabled within streamed content. The Company was incorporated as a Wyoming corporation on May 6, 2008.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the nine months ended May 31, 2014, the Company recorded an operating loss of $872,260 and used cash flow from operations of $657,042. As of May 31, 2014, the Company had a working capital deficit of $3,007,324. These factors raise substantial doubt about our ability to continue as a going concern.

Management is confident but cannot guarantee that additional capital can be raised in order to repay debts and continue operations. Normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management’s business plan. Since inception and through the date of these financial statements, the Company has successfully raised a significant amount of capital. On April 11, 2013, the Company closed a non-dilutive line of credit financing for $250,000 with an institutional fund. During the nine months ended May 31, 2014, the institutional fund has increased the Company’s line of credit to $520,000 and received proceeds from convertible notes payable of $315,000 in which have used to fund operations. Additionally, the Company anticipates launching several new product offerings and initiating certain new partnerships during the fiscal year ending August 31, 2015. The Company expects those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. The Company will attempt to have its potential partners pay for the majority of these costs but management cannot be certain that arrangement will occur. Management may potentially make a business decision to move forward, delay, or cancel certain partnerships because of the Company’s overall capital needs. Nonetheless, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to reach sustained break-even and become profitable as well as financing to support the cash flow. If the Company is unable to become profitable and sustain cash flow, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

2. Composition of Certain Financial Statement Captions

Property and Equipment

Property and equipment consisted of the following:

	May 31, 2014	August 31, 2013
Software	$810,624	$771,666
Servers, computers, and other related equipment	198,924	198,924
Leasehold improvements	1,675	1,675
	1,011,223	972,265
Less accumulated depreciation and amortization	(820,712)	(572,132)
Property and equipment, net	$190,511	$400,133

Depreciation expense totaled $82,860 and $252,122 for the three and nine months ended May 31, 2014, respectively. Depreciation expense totaled $115,887 and $231,773 for the three and nine months ended May 31, 2013, respectively. There have been no write-offs or impairments of property and equipment since the Company’s inception on November 30, 2011.

Note Receivable

Note receivable consisted of a $150,000 convertible promissory note and $18,375 in accrued interest. The note bears interest at 7% and is due from a digital content provider on or before August 28, 2016. The balance owed can be converted into either preferred stock or common stock of the digital content provider, at the Company’s election, subject to certain conditions and contingencies. The Company agreed to work with the digital content provider to make modifications to its Universal PlayerTM technology platform to better suit the digital content provider’s specific needs. The Company received a $25,000 deposit previously. The Company has not received the remaining fees, which are recorded as a note receivable. Beginning in January 2014, the Company began earning additional revenue from the client. Although not significant to date, the Company expects to earn increased amounts during the fourth fiscal quarter of 2014 and fiscal year of 2015.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	May 31, 2014	August 31, 2013
Accounts payable	$827,751	$1,028,287
Accrued interest	73,947	139,639
Accrued broadcaster commissions	92,134	90,632
Accrued consulting fees	4,158	64,049
Credit card	52,237	53,531
Accounts payable and accrued expenses	$1,050,227	$1,376,138

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2014 and August 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term in nature or they are payable on demand

The fair value of these financial assets and liabilities was determined using the following inputs:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fair values as of May 31, 2014
Liabilities:
Derivative liabilities	$-	$884,883	$-	$884,883

Total liabilities measured at fair value	$-	$884,883	$-	$884,883

Fair values as of August 31, 2013
Liabilities:
Derivative liabilities	$-	$778,074	$-	$778,074

Total liabilities measured at fair value	$-	$778,074	$-	$778,074

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

In connection with the settlement, during the nine months ended May 31, 2014 the Company issued 24,165,000 shares of common stock to ASC in which gross proceeds of $211,284 were generated from the sale of the common shares. In connection with the transaction, ASC received fees of $66,151 and providing payments of $145,133 to settle outstanding vendor payables. Subsequent to May 31, 2014, the Company issued ASC 9,378,000 shares of common stock. The remaining amount on the settlement of liabilities owed by the Company to ASC is in the aggregate amount of $370,488 as of June 30, 2014. The Company cannot reasonably estimate the amount of proceeds ASC expects to receive from the sale of these shares which will be used to satisfy the liabilities. Thus, the Company accounts for the transaction as the shares are sold and the liabilities are settled. All amounts are included within accounts payable. Shares in which are held by ASC at each reporting period are accounted for as issued but not outstanding.

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

Assets under capital lease, included within property and equipment on the balance sheet, as of May 31, 2014 and August 31, 2013 were as follows:

	May 31, 2014	August 31, 2013
Servers	$147,049	$147,049
Less: accumulated depreciation	(142,676)	(99,984)
Net assets under capital lease	$4,373	$47,065

On March 22, 2013, the Company reached a settlement and release agreement with IBM Credit, LLC, (“IBM”) the lessor associated with the Company’s computer servers and software classified under capital lease. The balance owed to IBM as of March 22, 2013 was agreed to be $108,704. Payments of $9,000 per month were scheduled in order to satisfy this balance. The final payment was due March 1, 2014 is for $9,704. As of May 31, 2014 and as of the date of these financial statements, the Company was in default of this agreement and the amount outstanding of $72,704 is reflected as a current liability on the accompanying balance sheet.

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

The related party payable as of May 31, 2014 and August 31, 2013 consists of unpaid compensation and non-interest bearing cash advances and charges on personal credit lines made on behalf of the Company by the Executives. The balances owed to the Executives are not secured and are due on demand. Interest will be charged on these balances. However, no formal agreement has been executed to quantify the interest.

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

Subsequently on June 20, 2014, the Company executed an extension to this agreement whereby the maturity date has been extended to September 30, 2015. The Lender financing is currently capped at $520,000 in which begins decreasing to $500,000 on September 30, 2014; $450,000 on December 31, 2014; $400,000 on March 31, 2015; and $300,000 on June 30, 2015.

Convertible Notes Payable

Creditor

The Company has relied on financing from a lender since 2010 (the “Creditor”). Each note issued by the Creditor (the “Creditor Notes”) bears interest per annum at a rate of 8%, default interest rate of 22% and is generally payable within six months from the issuance date. The table below details the transactions with the Creditor during the nine months ended May 31, 2014. The Company is currently in default on these Creditor’s Notes.

Creditor’s Notes, in default, principal balance as of August 31, 2013	$230,500
Proceeds received from Creditor	42,500
Conversion of a portion of Creditor’s Note to common stock (25,499,783 common shares issued)	(127,356)
Assignment of Creditor Note	(145,644)
Creditor’s Notes, principal balance as of May 31, 2014	$-

In April 2014, the Creditor entered into an exchange agreement with another lender whereby they transferred their interest in the Creditor Notes to the other lender. See below for additional information.

Creditor #2

In April 2014, the Creditor entered into an exchange agreement with another lender (the “Creditor #2”). Whereby the Creditor transferred the Creditor's notes and accrued interest to Creditor #2. In April, the Company entered i) a note agreement for $284,560 representing amounts transferred from the Creditor; ii) two $125,000 notes in which the proceeds were received on the same date (collectively referred to as the “Creditor #2 Notes”) with Creditor #2. The Creditor #2 Notes bears interest per annum at 10.0%, payable six months after the issuance date and is convertible on the date of issuance based upon based upon a 45% discount to lowest trading price, for the 15 trading days prior to conversion. As a result, the lower the stock price at the time the Creditor #2 converts the Creditor #2 Notes, the more common shares the Creditor #2 will receive.. The table below details the transactions with the Creditor #2 during the nine months ended May 31, 2014.

Creditor #2’s Notes, principal balance as of August 31, 2013	$-
Assignment of Creditor Note and accrued interest	284,560
Proceeds received from Creditor #2	250,000
Conversion of a portion of Creditor #2’s Note to common stock (11,031,476 common shares issued)	(35,765)
Creditor #2’s Notes, principal balance as of May 31, 2014	$498,795

To the extent the Creditor #2 converts the Creditor #2 Notes and then sells its common stock, the market price of the common stock may decrease due to the additional shares in the market. This could allow the Creditor #2 to receive greater amounts of common stock upon conversion. The sale of each share of common stock could further depress the stock price. Due to the floating conversion price of the notes, the Company does not know the exact number of shares that the Creditor #2 would be issued upon conversion. The table below details the number of shares of the Company’s common stock the Creditor #2 would be issued, if the Creditor #2 elected to convert the Creditor #2 Notes to common shares on each reporting date. The shares issuable upon conversion of the Creditor #2 Notes may result in substantial dilution to the interests of the Company’s other shareholders. In this regard, even though the investor may not hold shares amounting to more than 9.99% of the outstanding shares at one time, this restriction does not prevent the investor from selling some of its holdings and then receiving additional shares. In this way, the investor could sell more than the 9.99% limit while never holding more than the limit.

The table below details the number of shares issuable to the Creditor #2, without regard to the 9.99% limitation, in the event the share price decreases 25%, 50% or 75% from the stock price as of each date set forth below.

May 31, 2014
Stock price	$.0060
Effective conversion price	$.0023
Creditor Note and accrued interest balance outstanding	$498,795
Actual outstanding shares of common stock	96,358,010

Shares issuable upon conversion, at actual price	221,194,718
% of outstanding common stock, at actual price	230%
Shares issuable upon conversion, assuming 25% price decrease	294,926,291
% of outstanding common stock, assuming 25% price decrease	306%
Shares issuable upon conversion, assuming 50% price decrease	442,389,437
% of outstanding common stock, assuming 50% price decrease	459%
Shares issuable upon conversion, assuming 75% price decrease	884,778,874
% of outstanding common stock, assuming 75% price decrease	918%

Due to the significant change in terms and amounts payable between the Creditor Notes and Creditor #2 Notes, the Company accounted for the transaction as an extinguishment of the Creditor Note on the date of the exchange. In connection with this extinguishment, the Company recorded a loss on extinguishment of $1,439,044 as the derivatively liability associated with the Creditor #2 Notes was significantly greater in value than that of the Creditor Notes. See below for valuation methods used to determine the fair value of the Company's derivative liabilities

In addition, due to the recording of a derivative liability in connection with the $250,000 in proceeds received from the Creditor #2. The Company recorded a full discount to these notes in which is being amortized over the term of the Creditor #2 Notes using the straight line method. During the three and nine months ended May 31, 2014, $62,498 was amortized to interest expense with $187,502 of the discount remaining as of May 31, 2014.

Vendor Convertible Note

The Company issued a non-interest bearing convertible promissory note due on demand (the “Vendor Note”) to settle all outstanding debts with a former vendor (the “Vendor”). The table below details the transactions with the Vendor during the nine months ended May 31, 2014.

Vendor Notes, principal balance as of August 31, 2013	$96,500
Conversion of Vendor Note to common stock (18,000,000 common shares issued)	(46,200)
Vendor Note, principal balance, May 31, 2014	$50,300

As of May 31, 2014, the conversion price of the $50,300 Vendor Note is based upon a 50% discount to lowest five days bid prices of the Company’s common stock over the five-day period prior to conversion. As a result, the lower the stock price at the time the Vendor converts the Vendor Note, the more common shares the Vendor will receive. To the extent the Vendor converts the Vendor Note and then sells its common stock, the common stock may decrease due to the additional shares in the market. This could allow the Vendor to receive greater amounts of common stock upon conversion. The sale of each share of common stock further depresses the stock price. Due to the floating conversion price of the notes, the Company does not know the exact number of shares that the Vendor would be issued upon conversion. The table below details the number of shares of the Company’s common stock the Vendor would be issued, if the Vendor elected to convert the Vendor Note to common shares on each reporting date. The shares issuable upon conversion of the Vendor Note may result in substantial dilution to the interests of the Company’s other shareholders.

The table below details the number of shares issuable to the Vendor in the event the share price decreases 25%, 50% or 75% from the stock price as of each date set forth below.

May 31, 2014
Stock price	$0.0060
Effective conversion price	$0.0021
Convertible promissory notes balance outstanding	$50,300
Actual outstanding shares of common stock	96,358,010

Shares issuable upon conversion, at actual price	24,526,829
% of outstanding common stock, at actual price	25%
Shares issuable upon conversion, assuming 25% price decrease	32,702,439
% of outstanding common stock, assuming 25% price decrease	34%
Shares issuable upon conversion, assuming 50% price decrease	49,053,659
% of outstanding common stock, assuming 50% price decrease	51%
Shares issuable upon conversion, assuming 75% price decrease	98,107,317
% of outstanding common stock, assuming 75% price decrease	102%

Convertible Promissory Notes

As of May 31, 2014, the Company has ten convertible promissory notes issued between December 2011 and May 2014. The convertible promissory notes bear interest at ether 4% or 8% per annum and are due in full, including principal and interest, three years from the issuance date ranging from December 2014 to August 2016. The convertible promissory notes also include a conversion option whereby the holders o may elect at any time to convert any portion or the entire balance into the Company’s common stock at conversion prices ranging from $0.0038 to $1.25. The table below details the transactions associated with the convertible promissory notes during the nine months ended May 31, 2014.

Convertible promissory notes, principal balance as of August 31, 2013	$835,000
Issuance of convertible promissory notes	25,000
Conversion of convertible promissory notes to common stock	-
Convertible promissory notes, principal balance, May 31, 2014	$860,000

Of the $860,000 of convertible promissory notes outstanding, $540,000 are held by related parties. These related parties consist of the Company's officers, significant shareholders or entities controlled by these individuals. As of May 31, 2014, $135,000 of these notes were included within the current portion of convertible promissory notes on the accompanying balance sheet as the note was due within one year of the balance sheet.

For eight of the convertible promissory notes, the conversion feature associated with the convertible promissory note provide for a rate of conversion that is below market value. This conversion feature is accounted for as a beneficial conversion feature. A beneficial conversion feature was recorded and classified as a debt discount on the balance sheet at the time of issuance of each convertible promissory note with a corresponding credit to additional paid-in capital.

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

The discount is amortized over the term of the convertible promissory note using the straight line method. The amortized value for each period is recorded as an offset against the debt discount on the balance sheet, classified as interest expense - accretion in the statement of operations and as accretion of debt discount within the statement of cash flows. During the nine months ended May 31, 2014, the Company recorded a beneficial conversion feature of $22,895 in connection with the issuance of $25,000 in convertible notes. During the nine months ended May 31, 2014 and 2013, $39,097 and $19,224 of the discounts were amortized to interest expense, respectively.

Future maturities of the principal balances of the Company’s convertible promissory notes, in the aggregate, are as follows for the years ending August 31,

2014	$125,000
2015	625,000
2016	110,000
Thereafter	-
$860,000

10. Derivatives

Creditor Notes

Upon the six-month anniversary (180 days) of all financings with the Creditor, the shares underlying the Creditor’s Notes were issuable without restriction and could be sold to the public through the OTC Bulletin Board. As a result of the conversion price not being fixed, the number of shares of the Company’s common stock that were issuable upon the conversion of the Creditor’s Notes was indeterminable until such time as the Creditor elects to convert to common stock.

On the six-month anniversary of Creditor Notes, the Company measures and records a derivative liability using the input attributes disclosed below. On April 15, 2014 (date of exchange with Creditor #2) and May 31, 2013, the Company re-measured the derivative liability using the weighted average input attributes below and determined the value to be $206,576 and $3,610, respectively. Other income of $300,734 and $51,455 was classified as “change in fair value of derivatives” and was recorded for the nine months ended May 31, 2014 and 2013 in the statement of operations, respectively.

	April 15, 2014	May 31, 2013
Expected life (in years)	0.10	0.10
Balance of note and accrued interest outstanding	$327,240	$63,377
Stock price	$0.0140	$0.2000
Effective conversion price	$0.0084	$0.2089
Shares issuable upon conversion	33,864,861	303,349
Risk-free interest rate	0.30%	0.40%
Expected volatility	61.83%	61.83%
Expected dividend yield	-	-

Creditor #2 Note

The Creditor #2 Notes were executed on April 15, 2014 and were immediately convertible into the Company’s common stock at a 45% discount to the lowest trading price for the 15 days prior to the conversion date. As a result of the fact that the number of shares the Creditor #2 Notes was convertible into was indeterminable, the Company determined a derivative liability was embedded within the Creditor #2 Notes. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $3,158,190 as of April 15, 2014 of which $1,219,891 was included within “change in fair value of derivatives” due to a portion of the derivative liability being in excess of the $250,000 in proceeds received and $1,481,723, which included offset of $206,576 from relief of the derivative liability related to the Creditor Notes, within “Loss on extinguishment” due to extinguishment accounting on the Creditor Note transferred to Creditor #2. On May 31, 2014, the Company re-measured the derivative liability using the input attributes below and determined the value to be $835,828. Other income (expense) of $2,322,361 was classified as “change in fair value of derivatives” and was recorded for the nine months ended May 31, 2014 and included in the statement of operations.

	May 31, 2014	April 15, 2014
Expected life (in years)	0.375	0.50
Balance of note and accrued interest outstanding	$498,795	$534,560
Stock price	$0.0060	$0.0140
Effective conversion price	$0.0023	$0.0021
Shares issuable upon conversion	225,899,580	254,692,702
Risk-free interest rate	0.50%	0.30%
Expected volatility	61.83%	61.83%
Expected dividend yield	-	-

Vendor Note

The Vendor Note was executed on November 1, 2012 and was immediately convertible into the Company’s common stock at a 50% discount to the lowest bid price as quoted on the OTC Bulletin Board for the five days prior to the conversion date. As a result of the fact that the number of shares the Vendor Note was convertible into was indeterminable, the Company determined a derivative liability was embedded within the Vendor Note. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $190,927 as of November 1, 2012. As a result of the valuation of the derivative liability being in excess of the value of the proceeds of the Vendor Note by $50,927, a deemed dividend of $50,927 was recorded by the Company on November 1, 2012. The debt discount of $140,000 associated with the Vendor Note was immediately expensed to interest expense – accretion as a result of the Vendor Note being immediately convertible and due on demand. On May 31, 2014 and 2013, the Company re-measured the derivative liability using the input attributes below and determined the value to be $49,054 and $96,500, respectively. Other income of $167,741 and $94,427 was classified as “change in fair value of derivatives” and was recorded for the nine months ended May 31, 2014 and 2013, respectively, and included in the statement of operations.

	May 31, 2014	May 31, 2013
Expected life (in years)	0.10	0.10
Balance of note outstanding	$50,300	$96,500
Stock price	$0.0060	$0.2000
Effective conversion price	$0.0021	$0.1000
Shares issuable upon conversion	24,526,829	965,000
Risk-free interest rate	0.50%	0.40%
Expected volatility	61.83%	61.83%
Expected dividend yield	-	-

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

Detachable Stock Warrants

As of May 31, 2014, the Company has a total of 362,500 detachable stock warrants outstanding. The warrants have a three-year term and are exercisable into the Company’s common stock at an exercise price of $0.41 per share.

Stock Based Compensation

The fair value of the Company’s Restricted Stock Units (“RSUs”) is expensed ratably over the vesting period. RSUs vest daily on a cliff basis over the service period, generally three years. The Company recorded stock-based compensation expense related to restricted stock units of $0 and $217,165 during the nine months ended May 31, 2014 and 2013, respectively. As of May 31, 2014, all compensation cost in connection with the RSUs has been recognized.

Common Stock Issued for Services

During the nine months ended May 31, 2014, the Company issued 7,750,000 shares of common stock valued at $58,500 to a law firm in settlement of accounts payable of $37,500 relating to legal services. The fair market value of the common stock issued was determined based upon the closing market price of the Company's common stock on the date of the issuance. The fair market value of the common stock issued in excess of the accounts payable was recorded as legal expense within general and administrative expenses.

12.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including convertible debt instruments, preferred stock, restricted stock unit grants and detachable stock warrants. Basic and diluted net loss per share for the three and nine months ended May 31, 2014 and 2013 was the same as the inclusion of all potential common shares outstanding would have been anti-dilutive.

13.  Subsequent Events

See Note 5 for common stock issued to ASC subsequent to quarter end.

See Note 9 for extension of asset-based debt financing agreement.

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

Overview

StreamTrack, Inc. (“StreamTrack,” or the “Company”) is a digital media and technology services company. The Company provides audio and video streaming and advertising services through the RadioLoyaltyTM Platform (the “Platform”) to over a global group of over 5,500 internet and terrestrial radio stations and other broadcast content providers.

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

Advertising revenue constitutes the majority of our total revenue, representing 98.2% of total revenue for the nine months ended May 31, 2014. We anticipate this trend will continue and our revenues will be generated primarily from advertising. Our advertising revenue for the nine months ended May 31, 2014 was almost entirely derived from advertising delivered on desktop devices.

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

Key Metrics:

We track listener hours because we believe it is the best key indicator of the growth of our business with Platform. Revenues from advertising through our Platform represented substantially all of revenues for the three and nine months ended May 31, 2014. We also track the number of active users on our Platform as well as the RadioLoyaltyTM app as indicators of the size and quality of our audience, which are particularly important to potential advertisers. Additionally, the Company anticipates launching several new product offerings and initiating certain new partnerships during the fiscal year ending August 31, 2015. The Company expects those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. Once these products are launched we will determine key indicators of growth for those products.

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

Comparison of the Nine Months Ended May 31, 2014 and May 31, 2013

	For the Nine Months Ended May 31, 2014	For the Nine Months Ended May 31, 2013
Revenue:
Advertising	$1,339,729	$1,017,424
Services	24,750	206,794
Total revenue	$1,364,479	$1,224,218

Revenues for the nine months ended May 31, 2014 and 2013, totaled $1,364,479 and $1,224,218 respectively. We generated substantial revenues from video and display Ads utilizing our Platform and the listenership from over 5,500 of our radio stations. The Company began focusing more of its effort on filling advertisements in the display and video category within the Platform itself as opposed to display and video advertisements in traditional internet webpage formats. We anticipate generating additional advertising revenues from the launch of several new product offerings and certain new partnerships during the year ending August 31, 2015.

	For the Nine Months Ended May 31, 2014	For the Nine Months Ended May 31, 2013
Costs of revenues:
Media network	$302,768	$120,812
Depreciation and amortization	246,888	282,224
Colocation services	133,884	164,458
Broadcaster commissions	152,068	159,559
Other	166,817	548,599
Total costs of revenue	$1,002,425	$1,275,652

Costs of revenues for the nine months ended May 31, 2014 and 2013, totaled $1,002,425 and $1,275,652, respectively. Each reporting period we have recorded substantial amortization costs associated with the Platform. The significant amortization costs associated with the Platform are anticipated to continue until these Platform asset value is fully amortized on December 1, 2014. In order to operate the Platform and the RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we require substantial computing power, hosting and streaming hosting. We operate a substantial technology center at our offices in Santa Barbara, California but also utilize a contracted facility in Los Angeles, California, to support our operations and ensure our systems and content delivery maintain our service level agreements. We refer to these costs as colocation services. Colocation services costs should increase as our business grows. However, our current costs should remain fixed until and if we reach a substantial listener hours level that exceeds approximately 15,000,000 hours per month. We currently generate over 1,000,000 listener hours per month. Our advertising sales arrangements with over 5,500 broadcasters facilitate us paying the broadcasters a monthly revenue sharing or annual license fee. We refer to these costs as broadcaster commissions. Broadcaster commissions are paid on Ad Inventory we purchase from the broadcasters, not on Ad Inventory we receive as a barter from the broadcasters. Other costs of sales include affiliate marketing costs associated with the lead generation business, media network costs associated with the distribution of our content across a variety of advertising networks, streaming costs, call center operation costs, and various application technologies that support our primary product offerings.
	For the Nine Months Ended May 31, 2014	For the Nine Months Ended May 31, 2013
Operating expenses
Product development	$204,128	$389,707
Officer compensation	360,000	347,379
Sales and marketing	104,628	247,937
Other	474,268	625,787
Total operating expenses	$1,143,024	$1,610,810

Operating expenses for the nine months ended May 31, 2014 and 2013, totaled $1,143,024 and $1,610,810, respectively. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio and the WatchThisTM technology. Officer compensation related to accrued but primarily unpaid salaries for our two primary executives officers. Marketing and sales costs incurred were primarily related to the labor costs of employing our sales force. Our sales force markets our products on a daily basis. We expect these costs to increase in the current fiscal year. Rents were primarily related to four leases we are obligated under for our Santa Barbara, California office. Consultant expenses included fees incurred with certain personnel primarily related to finance, business development and investor relations services. Professional fees included accounting, auditing and legal fees associated with public company matters. Travel and entertainment was associated with ongoing business development and investor relations activities. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

	For the Nine Months Ended May 31, 2014	For the Nine Months Ended May 31, 2013
Other income (expenses)
Interest income	$7,875	$7,875
Interest expense	(358,987)	(509,561)
Gain on disposal of assets	73,951	71,847
Gain on extinguishment	(1,439,044)	-
Change in fair value of derivatives	1,624,915	285,391
Total other income (expenses)	$(91,290)	$(144,448)

Other (expense) income for the nine months ended May 31, 2014 and 2013, totaled $(91,290) and $(144,448), respectively. We generated interest income on the note receivable. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit, among others. During the month of November 2013 we completed the sales of our education lead generation vertical, Student Matching Service. We also recorded the accretion of various debt discounts associated with our convertible promissory notes. The accretion is a result of the amortization of the debt discounts associated with the convertible promissory notes over the term of the convertible promissory notes. As a result of the derivative classification regarding the beneficial conversion feature on some of our convertible notes, the derivative liabilities have to be re-measured as of each reporting date. For the nine months ended May 31, 2014 and 2013, the re-measurement resulted in a decrease to the derivative liabilities of $1,624,915 and $285,391, respectively. If the convertible promissory notes issued to the Creditor remain outstanding at any time subsequent to the six-month anniversary of the date the convertible promissory notes were issued, a derivative liability exists and will have to be measured as of each reporting date. Similarly, if any portion of the Vendor Note remains outstanding at the reporting date, the derivative liability has to be re-measured as of the reporting date. The Company's stock price has a significant impact the valuation of the derivative liabilities.

We did not generate taxable profits for the nine months ended May 31, 2014 and 2013, respectively. As a result, no provision for income taxes was recorded during either period.

Comparison of the Three Months Ended May 31, 2014 and May 31, 2013

	For the Three Months Ended May 31, 2014	For the Three Months Ended May 31, 2013
Revenue:
Advertising	$437,342	$348,904
Services	8,250	9,100
Total revenue	$445,592	$358,004

Revenues for the three months ended May 31, 2014 and 2013, totaled $445,592 and $358,004 respectively. We generated substantial revenues from video and display Ads utilizing our Platform and the listenership from over 5,500 of our radio stations. The Company began focusing more of its effort on filling advertisements in the display and video category within the Platform itself as opposed to display and video advertisements in traditional internet webpage formats. We anticipate generating additional advertising revenues from the launch of several new product offerings and certain new partnerships during the year ending August 31, 2015.

	For the Three Months Ended May 31, 2014	For the Three Months Ended May 31, 2013
Costs of revenues:
Media network	$108,047	$53,734
Depreciation and amortization	82,296	91,130
Colocation services	38,334	47,850
Broadcaster commissions	51,180	61,327
Other	28,626	137,551
Total costs of revenue	$308,483	$391,592

Costs of revenues for the three months ended May 31, 2014 and 2013, totaled $308,483 and $391,592, respectively. Each reporting period we have recorded substantial amortization costs associated with the Platform. The significant amortization costs associated with the Platform are anticipated to continue until these Platform asset value is fully amortized on December 1, 2014. In order to operate the Platform and the RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we require substantial computing power, hosting and streaming hosting. We operate a substantial technology center at our offices in Santa Barbara, California but also utilize a contracted facility in Los Angeles, California, to support our operations and ensure our systems and content delivery maintain our service level agreements. We refer to these costs as colocation services. Colocation services costs should increase as our business grows. However, our current costs should remain fixed until and if we reach a substantial listener hours level that exceeds approximately 15,000,000 hours per month. We currently generate over 1,000,000 listener hours per month. Our advertising sales arrangements with over 5,500 broadcasters facilitate us paying the broadcasters a monthly revenue sharing or annual license fee. We refer to these costs as broadcaster commissions. Broadcaster commissions are paid on Ad Inventory we purchase from the broadcasters, not on Ad Inventory we receive as a barter from the broadcasters. Other costs of sales include affiliate marketing costs associated with the lead generation business, media network costs associated with the distribution of our content across a variety of advertising networks, streaming costs, call center operation costs, and various application technologies that support our primary product offerings.

	For the Three Months Ended May 31, 2014	For the Three Months Ended May 31, 2013
Operating expenses
Product development	$88,400	$151,193
Officer compensation	120,000	120,000
Sales and marketing	39,813	43,309
Other	177,795	212,255
Total operating expenses	$426,008	$526,757

Operating expenses for the three months ended May 31, 2014 and 2013, totaled $426,008 and $526,757, respectively. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio and the WatchThisTM technology. Officer compensation related to accrued but primarily unpaid salaries for our two primary executives officers. Marketing and sales costs incurred were primarily related to the labor costs of employing our sales force. Our sales force markets our products on a daily basis. We expect these costs to increase in the current fiscal year. Rents were primarily related to four leases we are obligated under for our Santa Barbara, California office. Consultant expenses included fees incurred with certain personnel primarily related to finance, business development and investor relations services. Professional fees included accounting, auditing and legal fees associated with public company matters. Travel and entertainment was associated with ongoing business development and investor relations activities. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

	For the Three Months Ended May 31, 2014	For the Three Months Ended May 31, 2013
Other income (expenses)
Interest income	$2,625	$2,625
Interest expense	(193,387)	(150,940)
Gain (loss) on disposal of assets	(46,413)	71,847
Loss on extinguishment	(1,439,044)	-
Change in fair value of derivatives	1,570,945	663,372
Total other income (expenses)	$(105,274)	$586,904

Other (expense) income for the three months ended May 31, 2014 and 2013, totaled $(105,274) and $586,904, respectively. We generated interest income on the note receivable. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit, among others. During the month of November we completed the sales of our education lead generation vertical, Student Matching Service. We also recorded the accretion of various debt discounts associated with our convertible promissory notes. The accretion is a result of the amortization of the debt discounts associated with the convertible promissory notes over the term of the convertible promissory notes. As a result of the derivative classification regarding the beneficial conversion feature on some of our convertible notes, the derivative liabilities have to be re-measured as of each reporting date. For the three months ended May 31, 2014 and 2013, the re-measurement resulted in a decrease to the derivative liabilities of $1,570,945 and $663,372, respectively. If the convertible promissory notes issued to the Creditor remain outstanding at any time subsequent to the six-month anniversary of the date the convertible promissory notes were issued, a derivative liability exists and will have to be measured as of each reporting date. Similarly, if any portion of the Vendor Note remains outstanding at the reporting date, the derivative liability has to be re-measured as of the reporting date.

We did not generate taxable profits for the three months ended May 31, 2014 and 2013, respectively. As a result, no provision for income taxes was recorded during either period.

Liquidity and Capital Resources

As of May 31, 2014 we had cash totaling $39,490, which consisted of cash funds held at major financial institutions. We had net a working capital deficit of $3,007,324 as of May 31, 2014, compared to a net working capital deficit of $3,009,925 as of August 31, 2013. Our principal uses of cash during the nine months ending May 31, 2014 were funding our operations.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the nine months ended May 31, 2014, the Company recorded an operating loss of $872,260 and used cash flow from operations of $657,042. As of May 31, 2014, the Company had a working capital deficit of $3,007,324. These factors raise substantial doubt about our ability to continue as a going concern.

Management is confident but cannot guarantee that additional capital can be raised in order to repay debts and continue operations. During the year ending August 31, 2014, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others. Normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management’s business plan. Since inception and through the date of these financial statements, the Company has successfully raised a significant amount of capital. On April 11, 2013, the Company closed a non-dilutive line of credit financing for $250,000 with an institutional fund. During the nine months ended May 31, 2014, the institutional fund has increased the Company’s line of credit to $520,000. Additionally, the Company anticipates launching several new product offerings and initiating certain new partnerships during the fiscal year ending August 31, 2015. The Company expects those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. The Company will attempt to have its potential partners pay for the majority of these costs but management cannot be certain that arrangement will occur. Management may potentially make a business decision to move forward, delay, or cancel certain partnerships because of the Company’s overall capital needs. Nonetheless, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to reach break-even and become profitable. If the Company is unable to become profitable and sustain cash flow, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Capital Expenditures

Based on current estimates, we believe that our anticipated capital expenditures will be adequate to implement our current plans.

Historical Trends

The following table summarizes our cash flow data for the nine months ended May 31, 2014 and 2013.

	Nine Months Ended May 31, 2014	Nine Months Ended May 31, 2013
Net cash used in operating activities	$(657,042)	$(998,887)
Net cash provided by financing activities	688,552	777,634

Cash flow used by operating activities totaled $657,042 for the nine months ended May 31, 2014, compared to $998,887 used for the nine months ended May 31, 2013. Operating cash flow was negative during the nine months ended May 31, 2014 as we continued operations and a focused effort on product development and efforts towards certain potential partnerships with third parties within the digital media industry.

Cash flow provided by financing activities totaled $688,552 for the nine months ended May 31, 2014, compared to $777,634 for the nine months ended May 31, 2013. We raised substantial capital through the issuance of convertible promissory notes, net proceeds from the line of credit, and advances from related our primary executive officers during the nine months ended May 31, 2014 and 2013, respectively.

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2014. This evaluation was accomplished under the supervision and with the participation of our Chief Executive Officer, who also serves as our Chief Financial Officer, who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

STREAMTRACK, INC.

Date: July 15, 2014	By:	/s/ Michael Hill
	Name:	Michael Hill
	Title:	Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)