Form 10-K
period 2014-08-31
STREAMTRACK, INC.
filed 2014-12-15
CIK 1442376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended August 31, 2014

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

On December 15, 2014 the registrant had 591,532,233 shares of common stock outstanding.

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

PART I.

ITEM 1. BUSINESS

The Company

Our primary business is providing streaming solutions to internet and mobile broadcasters and content providers and earning revenue from advertisers. As of the end of our fiscal year ending August 31, 2014 we had total assets of $1,084,497, total liabilities of $4,513,271 and total stockholders’ deficit of $3,428,774. Revenues for the fiscal year were $1,729,958 and we had a net loss of $1,161,062. Please see the “Financial Statements” for more complete details.

Business Overview

StreamTrack, Inc. (the “Company”) is a digital media and technology services company. The Company provides audio and video streaming and advertising services through its RadioLoyaltyTM Platform (the “Platform”) to over 5,500 internet and terrestrial radio stations and other broadcast content providers. The Platform consists of a web-based and mobile player that manages streaming audio and video content, social media engagement, display and video ad serving within the web player and is also capable of replacing audio ads with video ads within the web player in a live or on-demand environment. The Company offers the Platform directly to its broadcasters and integrates or white labels its technologies with web-based internet radio guides and other web-based content providers. The Company is also continuing development of WatchThis™, a patent-pending technology to provide web, mobile and IP television streaming services that are e-commerce enabled within streamed content. Also under development, Robot Fruit is intended to be a powerful marketing tool that combines a mobile app creation platform, customer loyalty program, and content management system into an instant and measurable marketing engine for businesses. The Company is also continuing development of StreamTrak which being designed to enable fans, artists, bands, music publishers and record labels to distribute, discover, create and share content.

As of August 2014, we had 147,600 registered users, which we define as the total number of accounts that have been created for our loyalty service at period end, and we were adding around 1,900 new registered users every month on average over the last 12 months. For the fiscal year ended August 31, 2014 we streamed over 13 million hours of content and had over 38 million launches of our UniversalPlayerTM. For the fiscal year ended August 31, 2013 we streamed over 11 million hours of content and had over 22 million launches of our UniversalPlayerTM. We experienced growth in our U.S. based listening from 2013 to 2014. For the fiscal year ended August 31, 2014 we streamed over 9.6 million hours of content to U.S. based listeners and over 27 million launches of our UniversalPlayerTM. For the fiscal year ended August 31, 2013 we streamed under 9.1 million hours of content to U.S. based listeners and under 16 million launches of our UniversalPlayerTM.

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

RadioLoyalty, Inc. (“RL”) is a California corporation. Michael Hill was a founder and has been a controlling shareholder in RL since its inception, on November 30, 2011. On December 1, 2011, Michael Hill and Aaron Gravitz (the “Executives”), together with RL, executed an asset purchase agreement with their former employer, Lenco Mobile, Inc. (“Lenco”), to acquire certain assets and assume certain liabilities from Lenco. The primary asset acquired from Lenco was the RadioLoyaltyTM Platform (the “Platform”). The Platform consisted of a web player that manages audio and video content streaming, manages ad serving within the web player and is capable of replacing audio ads with video ads within a live or on demand environment. The consideration given to Lenco consisted only of a 3.5% royalty on revenues earned through the Platform for the period from November 1, 2011 through November 1, 2014 (the “Royalty”). Payments to Lenco for the Royalty could not exceed $2,500,000. On March 22, 2012, RL issued 125,000 shares of common stock, valued at $62,250, to an entity controlled by Michael Hill and an unrelated individual in exchange for the WatchThisTM assets. On July 1, 2012, the Company acquired a customer list from Rightmail, LLC. This customer list was inclusive of publishers and advertisers the Company planned to conduct business with on an ongoing basis.

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

We believe there is a large and growing market opportunity for our RadioLoyalty™, Robot Fruit, StreamTrak and WatchThis™ solutions. This market opportunity reflects several important trends:

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

We provide listeners with free, unlimited access to over 5,500 stations with content including music, sports, talk radio, and more. Listeners can access our content providers across the world over the internet, popular mobile and tablet devices.

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

We offer groups that represent radio broadcasters (“Rep Groups”) a self-managed software-as-a-service (“SAAS”) platform to provide management services to their respective station owners. We offer content providers a full-service partnership, which is unique in the radio industry. When we work with a Rep Group they “represent” a content provider on a domestic and/or international level, our ad sales team reaches out to advertisers (both national and international), our content department provides audience metrics and relevant demographic information and our trafficking department provides back office support so content providers can focus on developing their content rather than focusing on the end user experience. Our sales team is managed by industry veterans.

Listener/User

We offer our service to listeners at no cost through our UniversalPlayerTM in online environments, and through our RadioLoyalty™ app in popular mobile and IP environments. We generate revenue primarily from advertising. Listeners earn RadioLoyalty™ points for listening and other designated user interactions. RadioLoyalty™ points can be redeemed in our store for merchandise but maintain a zero cash value at all times.

Listeners can also earn points by sharing their listening across social media using our share and refer a friend features. Our website and mobile apps are integrated with Facebook Connect allowing our listeners easy signup, login, and sharing functions with their Facebook friends.

Advertising /Advertising Agency/Advertising Network

We generate revenue primarily from advertising. We offer advertisers (and the advertising agencies that represent them) and sales networks with international market coverage and broad demographic targeting given our broad range of programming and services. With over 5,500 radio stations as our clients, we help ensure advertisers that their message will be heard and seen worldwide by listeners they are seeking.

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

Technology/Platform/Websites

RadioLoyalty™

We believe that our RadioLoyalty™ platform is quickly becoming a leading way to listen to music, talk radio, and sports over the Internet, IP connected devices, tablets and on mobile devices. Listeners can listen to their favorite radio stations and songs while earning loyalty points redeemable for merchandise. With more than five thousand stations, we believe it is easy to find stations to love.

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

WatchThis™

WatchThis™ consists of a web or television-based player that manages streaming audio and video content, social media engagement, display and video ad serving within the player and is also capable of tagging merchandise within the content and providing the viewer with the opportunity to select and purchase the merchandise. The technology operates in a live or on demand environment. This technology is designed to revolutionize the entertainment industry through a convergence of original network content and interactive product placement based on keyword triggers or digital frame tagging. Once a commercial launch of this technology is complete we anticipate WatchThisTM becoming an additional revenue stream for the Company. However, the WatchThisTM technology is currently in the development phase. The infrastructure design is in the planning phase. We currently have a working media player that is an executable file in a local environment. This environment is not the same environment that the commercial rollout will utilize. That environment will be an Internet or television environment. We anticipate that the commercial release of WatchThisTM will occur during our fiscal year ending August 31, 2015. However, this will require a significant capital investment for the technical infrastructure to support of the anticipated commercial launch. Management cannot be certain that the Company will be able to raise enough capital to complete the launch within this timeframe.

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

Lead Generation Websites

We own approximately 50 websites and 125 URLs (Uniform Resource Locators or internet domains) that have been acquired and developed over many years. Several of these websites have a strong, established history with the top tier search engines. We generate traffic to our websites, link our sites with key partners, and take other steps designed to improve the ranking of our sites on major search engines and improve their appeal to consumers who view them. We also monitor and perform search engine optimization on our sites to increase the profile of our sites on major search engines such as Google, Yahoo and Bing.

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

Intellectual Property

We currently have two patent-pending applications with the United States Patent and Trademark Office (“USPTO”). The patent-pending for our RadioLoyalty™ live broadcast video in-stream ad insertion technology which was filed in August of 2012. The patent-pending for our WatchThis™ keyword triggered in-content merchandising was filed in 2008. We have a received a non-final Office Action in the above referenced WatchThis™ application. The examiner rejected claims based on US2006/0089843 by Flather in view of US2008/0307454 by Ahanger et al and US2002/0161794 by Dutta et al. We believe that the examiner may have over-generalized the Flather publication when using it in combination with Dutta and Ahanger. Accordingly on August 5, 2014, we responded with amendments and arguments to address the examiner’s concerns.

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

Distribution

The RadioLoyalty™ platform primarily generates listeners from its content provider’s websites. It also generates listeners through its station guide on radioloyalty.com as well as syndication of its station guide to third party websites. Through a “listen live” or similar button on content provider’s websites and guides, listeners launch the UniversalPlayerTM. In addition to streaming to traditional online computers, we have developed and deployed popular mobile apps for Android phones, and IOS devices including iphones and ipads. We plan to make the RadioLoyalty™ service available on additional devices through partnerships with electronic manufacturers and OEM providers.

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

Sales and Marketing

We market our products and services primarily through word of mouth and online advertising. We also market them through our internal websites.

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

Other Media Forms

Other providers of content delivery provide content on demand through internet streaming and IP television, such as Hulu, Vemeo, Vevo, or YouTube. We compete for the time and attention of listeners with all other media forms. These content services pose a competitive threat.

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

Employees

As of August 31, 2014, we had 8 employees. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

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

We file reports with the Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any other filings required by the SEC. During the year ended August 31, 2014, we make available on our Investor Relations website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located in Santa Barbara, California in a 4,154 square-foot facility, under three operating leases, each of which expire on May 15, 2016.

Our primary data center is hosted by Net Data Centers, a leading provider of hosting services, in Los Angeles, California, and is designed to be redundant and fault tolerant. Backup systems in California can be brought online in the event of a failure at the primary data center. The backup sites enable additional fault tolerance and will support our continued growth.

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

ITEM 3. LEGAL PROCEEDINGS

We may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at this time are considered to be material to our business or financial condition. We may file collection actions or be involved in other litigation in the future.

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

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the OTC.

	High	Low
Fiscal Year Ended August 31, 2014
First quarter (September 1, 2013 – November 30, 2013)	$0.142	$0.03
Second quarter (December 1, 2013 – February 28, 2014)	$0.03	$0.007
Third quarter (March 1, 2014 – May 31, 2014)	$0.005	$0.006
Fourth quarter (June 1, 2014 – August 31, 2014)	$0.006	$0.0017

	High	Low
Fiscal Year Ended August 31, 2013
First quarter (September 1, 2012 – November 30, 2012)	$3.96	$1.08
Second quarter (December 1, 2012 – February 29, 2013)	$1.56	$0.60
Third quarter (March 1, 2013 – May 31, 2013)	$1.45	$0.20
Fourth quarter (June 1, 2013 – August 31, 2013)	$0.30	$0.142

On August 29, 2014, the closing price per share of our common stock as reported on the OTC was $0.0017 per share. As of August 29, 2014, there were approximately 37 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

Dividend Policy

We have not declared or paid any cash dividends on our common stock and currently do not anticipate paying any cash dividends in the foreseeable future. Instead, we intend to retain all available funds and any future earnings for us in the operation and expansion of our business. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, future prospects, and applicable Wyoming law.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

Series A Preferred Stock

Effective May 16, 2012, the Company issued 100 shares of Series A Preferred Stock to Lux GmbH, the former majority shareholder of the Company pursuant to a stock purchase agreement dated May 16, 2012. The 100 shares of Series A Preferred Stock were converted into common stock during the year ended August 31, 2013. Each share of Series A Preferred Stock has voting rights equal to the voting equivalent of the common stock into which it is convertible at the time of the vote. All outstanding shares of Series A Preferred Stock will automatically convert into common stock on the first business day after the closing date of the acquisition by the Company of 100% of the total issued and outstanding capital stock of RadioLoyalty, Inc., a California corporation. The holders of the Series A Preferred Stock are not entitled to dividends. The Series A Preferred Stock has no preferential rights to the Company’s common stock and will share in any liquidation proceeds with the common stock on an as converted basis.

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

Recent Sales of Unregistered Securities

The following is a list of the issuance of securities by us during the fiscal year ending August 31, 2014 in transactions exempt from registration that were not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, the proceeds of which were generally used for working capital:

Number of	Dollar Amount/Value	Services Or Other		Exemption from
Shares	of Consideration	Consideration	Date of Sale	Registration

-	-	-	-	Rule 506

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

Opportunities, Challenges and Risks

Advertising revenue constitutes the majority of our total revenue, representing 94.6% of total revenue for the year ended August 31, 2014. For the year ended August 31, 2013 our advertising revenue was almost entirely derived from advertising delivered on desktop, tablet and popular mobile devices. We deliver content on mobile devices through our RadioLoyalty™ app but we do not currently generate significant mobile advertising revenues. Management believes that mobile advertising represents an opportunity for the Company in the next coming years and on an ongoing basis. We streamed content to our listeners for over 13.3 million hours during the fiscal year ended August 31, 2014. A total of 95.1% of these listener hours were generated by listeners through our web-based Universal Player™, with the remainder of listener hours delivered on tablet computers, smartphones and other mobile devices. Management expects the mobile advertising market will grow at substantial rates in the coming years. However, many challenges exist in this market. We believe these challenges will be solved primarily with new technologies. We believe our current technologies and other technology under development will solve some of these challenges. By solving these challenges we will be able to monetize the mobile listenership we are growing today. From September 1, 2012 to August 31, 2013 we had 786,556 listening hours streamed through mobile devices. From September 1, 2013 to August 31, 2014 we had 658,455 hours streamed through mobile devices. . Due to the inability of Apple’s IOS devices to run flash, and the different technical frameworks that run mobile devices versus online desktop devices, serving ads inside of mobile devices involves other complexities from a technical perspective as compared to serving ads inside of our desktop UniversalPlayer™. We are currently unable to utilize our video in-stream technology inside of our current Apps. However, depending upon the availability of capital, we will invest in the development of our video in-stream technology in the mobile format.

Key Metrics:

We track listener hours because it is the best key indicator of the growth of our RadioLoyalty™ business. Revenues from advertising through our RadioLoyalty™ Platform represented substantially all of revenues for the year ended August 31, 2014. We also track the number of registered users on our RadioLoyalty™ web-based product as well as the RadioLoyalty™ app as indicators of the size and quality of our audience, which are particularly important to potential advertisers. We plan to expand our internet product portfolio in the year ending August 31, 2015. Once these products are launched we will determine key indicators of growth for those products.

We calculate actual listener hours using our internal analytics systems. Some of our competitors do not always calculate their listener hours in the same way we do. As a result, their stated listener hours may not represent a truly comparable figure.

Player launches are defined as the number of individual times the UniversalPlayer™ was launched. The UniversalPlayer™ is launched by users who want to access internet radio content. The majority of users click from a “Listen Live” button on our broadcast partner’s websites, or through our station guide at http://radioloyalty.com/station-guide/index.php or our publisher sites. We also work with Internet radio guides such as TuneIn.com. Users can click on stations that broadcast with us to listen to content, which launches the UniversalPlayer™. Registered users have signed up to earn loyalty points, whereas all users have not signed up to earn loyalty points. For users to launch the UniversalPlayer™, they do not have to be a registered user. The UniversalPlayer™ needs to be launched with each successive use by users, and not only the first time users listen to content.

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

Stations are defined as the total of all stations created by our Broadcasters. A single broadcaster may create many stations and these stations may be active or inactive.

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

The tables below set forth our listener hours for the year ended August 31, 2014, our player launches, and our registered users as of August 31, 2014.

Listener hours (in millions)	13.3
Player launches (in millions)	38
Registered users (in thousands)	147.6

The tables below set forth our listener hours for the year ended August 31, 2013, our player launches, and our registered users as of August 31, 2013.

Listener hours (in millions)	11.7
Player launches (in millions)	22
Registered users (in thousands)	124.9

For the fiscal year ended August 31, 2014 we streamed over 13.3 million hours of content and had over 38 million launches of our UniversalPlayerTM. For the fiscal year ended August 31, 2013 we streamed over 11 million hours of content and had over 22 million launches of our UniversalPlayerTM.

We experienced growth in our U.S. based listening from 2013 to 2014. For the fiscal year ended August 31, 2014 we streamed over 9.6 million hours of content to U.S. based listeners and over 27 million launches of our UniversalPlayerTM. For the fiscal year ended August 31, 2013 we streamed under 9.1 million hours of content to U.S. based listeners and under 16.1 million launches of our UniversalPlayerTM.

Results of Operations for the Year Ended August 31, 2014 as Compared to the Year Ended August 31, 2013

The following tables present our results of operations for the periods indicated and as a percentage of total revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	For the Years Ended August 31,
	2014	2013
Revenue
Advertising	98%	88%
Services	2	12
Total revenue	100	100
Costs of revenues
Media network	25	12
Depreciation	19	21
Colocation hosting services	10	13
Broadcaster fees	9	10
Other costs of sales	10	42
Total costs of revenues	73	98
Gross profit	27	2
Operating expenses
Consulting fees	2	12
Professional fees	9	9
Product development	3	42
Marketing and sales	8	20
Rents	10	11
Officer compensation	20	27
Bad debts	(1)	4
Other expenses	14	17
Total operating expenses	65	141
Loss from continuing operations	(38)	(139)
Other expenses
Other income	1	2
Interest expense	(33)	(32)
Loss on extinguishment	(83)	-
Gain on RightMail and settlement of Lenco royalties	-	43
Change in fair value of derivative	86	(25)
Total other expenses	(29)	(12)
Loss before provision for income taxes	(67)	(151)
Provision for income taxes	-	-
Net loss	(67)	(151)

Comparison of the Years Ended August 31, 2014 and 2013

Revenue	For the Years Ended August 31,
	2014	2013
Revenue
Advertising
Video	$829,018	391,303
Display	799,984	509,102
Lead generation	-	291,665
Other	67,956	322,822
Total	1,696,958	1,514,892
Services	33,000	215,044
Total revenue	$1,729,958	$1,729,936

Revenues for the year ended August 31, 2014 totaled $1,729,958 compared to $1,729,936 for the year ended August 31, 2013, an increase of $22 or 0%. We generated substantial revenues from video, audio and display advertising placements utilizing our RadioLoyaltyTM Platform and the listenership from over 5,500 of our radio stations.

Costs of Revenue	For the Years Ended August 31,
	2014	2013
Costs of revenues
Media network	$439,282	$214,069
Depreciation	329,184	364,522
Colocation hosting services	168,796	223,502
Broadcaster fees	147,116	181,476
Other	175,788	719,784
Total costs of revenue	$1,260,166	$1,703,353

Costs of revenues for the year ended August 31, 2014 totaled $1,260,166 compared to $1,703,353 for the year ended August 31, 2013, a decrease of $443,187 or 26%. We incurred substantial media network costs associated with the distribution of our content across a variety of advertising networks. Our costs of distributing our content will proportionally decrease dramatically as we reach scale. Amortization of the software that powers the Platform accounted for the majority of the depreciation recorded during 2014. In order to operate the RadioLoyaltyTM online broadcasting platform, RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we require substantial computing power, hosting and streaming hosting. We operate a technology center at our offices in Santa Barbara, California but also utilize a contracted facility in Los Angeles, California, to support our operations and ensure our systems and content delivery maintain our service level agreements. We refer to these costs as colocation services. Our advertising sales arrangements with over 5,500 RadioLoyaltyTM stations facilitate us paying the broadcasters a monthly revenue sharing fee or license fee in exchange for advertising inventory around their content and listenership. We refer to these costs as broadcaster commissions in the event that we purchase the ad inventory. Other costs of sales include depreciation associated with the computer servers at our two colocation facilities, streaming costs, adserving costs, call center operation costs, and various application technologies that support our primary product offerings.

Operating Expenses	For the Years Ended August 31,
	2014	2013
Operating expenses
Consulting fees	$33,283	212,840
Professional fees	157,463	147,531
Product development	49,190	725,052
Marketing and sales	144,214	338,302
Rents	172,604	184,556
Officer compensation	352,100	467,379
Bad debt	(8,785)	67,553
Other	227,642	288,545
Total operating expenses	$1,127,711	$2,431,758

Operating expenses for the year ended August 31, 2014 totaled $1,127,711 compared to $2,431,758 for the year ended August 31, 2013, a decrease of $1,304,047 or 54%. We incurred substantial consulting fees during the year ended August 31, 2014 associated with business development efforts and financial advisory services. We amortized consulting and professional fees costs associated with software development over the projected development time period starting in 2014, accounting for the majority of the reduction in costs recognized in 2014 versus 2013. We have a broad-based business strategy to acquire more broadcasters directly, enter into joint ventures, revenue sharing arrangements or similar contracts with internet radio station guides (aggregators), and consider mergers and acquisition targets on an ongoing basis. Our Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio including the WatchThisTM, Robot Fruit, StreamTrak and mobile technology. We expect these costs to increase in the current fiscal year. Marketing and sales costs included compensation for our sales staff and various internet marketing-related costs. Rents were primarily related to three leases we are obligated under for our Santa Barbara, California office. Officer compensation related to a variety of accruals to the two primary executives that operate our business. Bad debts were higher in the prior year primarily because of reserve needed in connection with one customer and other one-time write offs. During the current fiscal year, we collected on receivables in which had been fully reserved in the prior year. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

Other Income (Expense)	For the Years Ended August 31,
	2014	2013

Other income (expense)
Other income	$21,406	$34,327
Interest expense	(572,953)	(546,517)
Loss on extinguishment	(1,439,044)	-
Gain on settlement of RightMail and Lenco royalty	-	740,897
Change in fair value of derivative	1,487,448	(433,811)
Total other expenses	$(503,143)	$(205,104)

Other expenses for the year ended August 31, 2014 totaled $503,143 compared to $205,104 for the year ended August 31, 2013, an increase of $298,039 or 145%. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit. We also recorded the accretion of various debt discounts associated with our convertible promissory notes. Debt discounts recorded during the year ended August 31, 2014 and 2013 represented the beneficial conversion feature, warrants to purchase stock, and derivative liability associaated with the convertible promissory notes. The original value of the derivative liability was recorded as a debt discount. As a result of the derivative classification, the debt discount had to be re-measured as of the reporting date. The re-measurement resulted in an (increase) decrease to the derivative liability of $1,487,448 and ($433,811) for the years ended August 31, 2014 and 2013, respectively.

Provision for Income Taxes

We did not generate profits for the years ended August 31, 2014 and 2013. As a result, no provision for income taxes was recorded.

Net Loss Attributable to Common Shareholders	For the Years Ended August 31,
	2014	2013
Net loss attributable to common shareholders
Net loss	$(1,161,062)	$(2,610,279)
Net loss attributable to common shareholders	$(1,161,062)	$(2,610,279)

We generated a net loss of $1,161,062 for the year ended August 31, 2014 compared to $2,610,279 for the year ended August 31, 2013, a decrease of $1,449,217 or 56% for the reasons set forth above.

Liquidity and Capital Resources

As of August 31, 2014 we had cash totaling $26,590, which consisted of cash funds held at major financial institutions. We had net a working capital deficit of $3,422,944 as of August 31, 2014, compared to a net working capital deficit of $3,009,925 as of August 31, 2013. Our principal uses of cash during the fiscal year ending August 31, 2014 were funding our operations as described below.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the year ended August 31, 2014, the Company recorded a net loss of $1,161,062 and had negative working capital as of August 31, 2014 of $3,422,944. The net loss and negative working capital indicates that the Company may have difficulty continuing as a going concern.

Management is confident but cannot guarantee that additional capital can be raised in order to repay debts and continue operations. During the fiscal year ending August 31, 2014, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others of $144,420, $1,149,770, $63,704, respectively. Normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management’s business plan. Additionally, the Company is currently in default on its capital lease. If the Company defaults on this capital lease, the lessor may decide to take back its equipment. If that occurred then the Company would likely need to lease third party servers in order to continue operating its business. Since inception and through August 31, 2014, the Company has successfully raised a significant amount of capital. Additionally, the Company anticipates launching several new product offerings in the second quarter of its fiscal year ending August 31, 2015. The Company expects those products to be profitable but notes that it will require significant capital for product development and ultimately commercially deployment. However, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to reach break-even and become profitable. If the Company is unable to become profitable or sustain its cash flow, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our Indebtedness

As of August 31, 2014, we had issued a total of $1,149,770 in current convertible promissory notes and $95,134 in long term convertible promissory notes that remained outstanding. We also owe significant balances under a factoring agreement, a lease agreement for computer servers, and significant balances are owed to the two primary executives that operate our business.

As of August 31, 2014, the conversion price totalling $518,599 of the Company’s convertible notes and accrued interest is based upon discounts ranging from 45-50% to the then-prevailing price of the Company’s common stock. As a result, the lower the stock price at the time the investor converts the notes, the more common shares the investor will receive.

To the extent the investor converts the notes and then sells its common stock, the common stock may decrease due to the additional shares in the market. This could allow the investor to receive greater amounts of common stock upon conversion. The sale of each share of common stock further depresses the stock price.

Due to the floating conversion price of the notes, the Company does not know the exact number of shares that the investor would be issued upon conversion. As of August 31, 2014, if the investor elected to convert the notes to common shares, the investor would have been issued approximately 730,250,188 shares of the Company’s common stock. If the investor had made an election to convert the notes as of August 31, 2014, this issuance would have represented approximately 395% of the issued and outstanding common stock as of August 31, 2014.

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

On April 11, 2013, the Company closed a non-dilutive line of credit financing for $250,000 with an institutional fund. Subsequently, the institutional fund has increased the Company’s line of credit to $520,000.

Capital Expenditures

Based on current estimates, we believe that our anticipated capital expenditures will be adequate to implement our current plans.

Historical Trends

The following table summarizes our cash flow data for the years ended August 31, 2014 and 2013.

	Fiscal Year Ended August 31,
	2014	2013

Net cash provided by (used in) operating activities of continuing operations	$75,337	$(811,429)
Net cash used in investing activities of continuing operations	(441,357)	-
Net cash provided by financing activities of continuing operations	384,630	591,974

Cash flow provided by operating activities totaled $75,337 for the year ended August 31, 2014, compared to $811,429 used in operations for the year ended August 31, 2013. Operating cash flow was positive during the year ended August 31, 2014 due to our reduction of costs in operations and the increase in accounts payable and amounts to our officers. However, the Company is still in the beginning stages of our operations and are continuing the expansion of our advertising within the RadioLoyalty™ and WatchThis™ Platforms.

Cash flow used in investing activities was $441,357 for the year ended August 31, 2014, as compared to $0 used in the year ended August 31, 2013. During fiscal 2014, we capitalized costs in connection with various products in which were are currently developing and have launched or are expecting to launch within fiscal 2015.

Cash flow provided by financing activities were $384,630 for the year ended August 31, 2014, compared to $591,974 provided by for the year ended August 31, 2013. We raised substantial capital to fund operations through the issuance of convertible promissory notes during the years ended August 31, 2014 and 2013.

Off-Balance Sheet Arrangements

As of August 31, 2014 and 2013, we did not have any off-balance sheet arrangements.

Quarterly Trends

Our operating results fluctuate from quarter to quarter as a result of a variety of factors. We expect our operating results to continue to fluctuate in future quarters.

Our results may reflect the effects of some seasonal trends in listener behavior due to increased internet usage and sales of media-streaming devices during vacation and holiday periods. We may experience higher advertising sales during the fourth quarter of each calendar year due to greater advertiser demand during the holiday season and lower advertising sales during the first quarter of each calendar year results from a generally decreased advertising demand. While we believe these seasonal trends have affected and will continue to affect our operating results, our lack of operating history provides for less insight into the effect of these factors. We believe that our business may become more seasonal in the future. Seasonal variations in listener behavior may result in fluctuations in our financial results.

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

ITEM8. FINANCIAL STATEMENTS

STREAMTRACK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of StreamTrack, Inc.

We have audited the accompanying consolidated balance sheet of StreamTrack, Inc. as of August 31, 2014 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. StreamTrack, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of StreamTrack, Inc. as of August 31, 2014, the results of their operations, and their cash flows, for the year ended August 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note (1) to the consolidated financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note (1). The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP
St. Louis Park, MN
December 15, 2014

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

Report of Independent Registered Public Accounting Firm

To the Board of Directors

StreamTrack, Inc.

Santa Barbara, California

We have audited the accompanying consolidated balance sheet of StreamTrack, Inc. as of August 31, 2013, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.   Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.   We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of StreamTrack, Inc. as of August 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC
Bingham Farms, Michigan

November 26, 2013

StreamTrack, Inc.

Consolidated Balance Sheets

	As of August 31, 2014	As of August 31, 2013
Assets:
Current assets
Cash	$26,590	$7,980
Accounts receivable, net of allowances of $6,000 and $19,000 at August 31, 2014 and August 31, 2013, respectively	314,731	373,971
Prepaid expenses	16,858	11,076
Other current assets	10,150	-
Total current assets	368,329	393,027
Property and equipment, net	499,315	400,133
Other assets
Notes receivable	171,000	160,500
Other assets	45,853	37,562
Total other assets	216,853	198,062
Total assets	$1,084,497	$991,222

Liabilities and Stockholders' Deficit
Current liabilities
Account payable and accrued expenses	$1,109,456	$1,376,138
Line of credit	532,305	362,331
Derivative liabilities embedded within convertible notes payable	1,022,350	778,074
Capital lease payable - in default	63,704	90,704
Related party payables	8,062	468,705
Convertible notes payable, net of discount of $79,328 and $0, respectively	745,445	200,000
Related party convertible notes payable, net of discount of $15,046 and $0, respectively	309,951	-
Convertible notes payable, in default	-	127,000
Total current liabilities	3,791,273	3,402,952
Long term liabilities
Convertible notes payable, net of discount of $0 and $30,233, respectively	10,000	279,767
Related party convertible notes payable, net of discount of $0 and $37,585, respectively	85,134	487,415
Related party payables	626,864	-
Total long term liabilities	721,998	767,182
Total liabilities	4,513,271	4,170,134
Commitments and contingencies
Stockholders' Deficit:
Series A preferred stock; $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of August 31, 2014 and August 31, 2013	-	-
Series B preferred stock; $0.0001 par value; 5,000,000 shares authorized; 200,000 and 0 shares issued and outstanding as of August 31, 2014 and August 31, 2013	20	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 202,247,023 shares issued and 184,786,023 outstanding at August 31, 2014; 17,045,823 shares issued and outstanding as of August 31, 2013	18,479	1,705
Additional paid-in capital	2,109,652	1,223,508
Deferred stock based compensation	-	(8,262)
Accumulated deficit	(5,556,925)	(4,395,863)
Total stockholders' deficit	(3,428,774)	(3,178,912)
Total liabilities and stockholders' deficit	$1,084,497	$991,222

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.

Consolidated Statements of Operations

	For the Year Ended August 31, 2014	For the Year Ended August 31, 2013
Revenues:
Advertising	$1,696,958	$1,514,892
Services	33,000	215,044
Total revenues	1,729,958	1,729,936

Costs of sales:
Media network	439,282	214,069
Depreciation and amortization	329,184	364,522
Colocation services	168,796	223,502
Broadcaster commissions	147,116	181,476
Other costs	175,788	719,784
Total costs of sales	1,260,166	1,703,353

Gross profit	469,792	26,583

Operating expenses:
Consulting fees	33,283	212,840
Professional fees	157,463	147,531
Product development	49,190	725,052
Officer compensation	352,100	467,379
Rents	172,604	184,556
Marketing and sales	144,214	338,302
Bad debts	(8,785)	67,553
Other expenses	227,642	288,545
Total operating expenses	1,127,711	2,431,758

Loss from operations	(657,919)	(2,405,175)

Other income (expense):
Other income	21,406	34,327
Interest expense (including accretion of debt discount of $246,336 and $362,942, respectively)	(572,953)	(546,517)
Loss on extinguishment	(1,439,044)	-
Gain on settlement of RightMail and Lenco Royalty	-	740,897
Change in fair value of derivatives	1,487,448	(433,811)
Total other income (expense)	(503,143)	(205,104)

Loss before provision for income taxes	(1,161,062)	(2,610,279)

Provision for income taxes	-	-

Net loss	$(1,161,062)	$(2,610,279)

Basic net loss per common share attributable to common stockholders	$(0.02)	$(0.30)
Weighted-average number of shares used in computing basic and dilutive per share amounts	63,688,587	8,566,471

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.

Consolidated Statements of Stockholders' Deficit

	Preferred Stock		Common Stock		Additional	Stock
	Shares	Par	Shares	Par	Paid in	Based	Accumulated
	Issued	$0.0001	Issued	$0.0001	Capital	Compensation	Deficit	Total

Balance, August 31, 2012	1	$1	183,415	$18	$1,346,967	$(766,292)	$(1,785,584)	$(1,204,890)

Common stock issued on debt conversion	-	-	466,447	47	91,953	-	-	92,000
Discount on convertible debt	-	-	-	-	39,775	-	-	39,775
Common stock for conversion of
preferred stock	(1)	(1)	1,510,417	152	(151)	-	-	-
Common stock for services	-	-	85,000	8	24,642	-	-	24,650
Recapitalization of RL	-	-	15,018,130	1,501	(1,501)	-	-	-
RightMail recission	-	-	(114,835)	(11)	(86,489)	-	-	(86,500)
Amortization of stock based compensation	-	-	(102,751)	(10)	(191,688)	758,030	-	566,332
Net loss	-	-	-	-	-	-	(2,610,279)	(2,610,279)
Balance, August 31, 2013	-	-	17,045,823	1,705	1,223,508	(8,262)	(4,395,863)	(3,178,912)

Common stock issued on debt conversion	-	-	92,767,449	9,277	249,369	-	-	258,646
Preferred stock issued for related party liabilities	200,000	20	-	-	199,980	-	-	200,000
Common stock for services	-	-	133,751	13	(3,495)	-	-	(3,482)
Discount on convertible debt	-	-	-	-	22,895	-	-	22,895
Common stock for settlement of accounts payable	-	-	7,750,000	775	57,725	-	-	58,500
Common stock for acquisition of assets	-	-	850,000	85	42,415	-	-	42,500
Common stock for ASC settlement	-	-	66,239,000	6,624	317,255	-	-	323,879
Amortization of stock based compensation	-	-	-	-	-	8,262	-	8,262
Net loss	-	-	-	-	-	-	(1,161,062)	(1,161,062)

Balance, August 31, 2014	200,000	$20	184,786,023	$18,479	$2,109,652	$-	$(5,556,925)	$(3,428,774)

The accompanying notes are an integral part of the financial statements.

StreamTrack, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended August 31, 2014	For the Year Ended August 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,161,062)	$(2,610,279)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation and stock for services	25,780	566,333
Bad debt expense	-	67,553
Depreciation and amortization	376,384	427,542
Re-measurement of derivative liabilities	(1,487,448)	433,811
Accretion of debt discount	246,336	311,257
Stock issued for services and finance fees	-	66,515
Amortization of finance fees	28,750	-
Gain on disposal of assets	-	(740,897)
Loss on extinguishment of debt	1,439,044	-
Changes in operating assets and liabilities:
Accounts receivable	59,240	18,300
Prepaid expenses	10,468	(95)
Note receivable	(10,500)	(10,500)
Other current assets	(10,150)	(3,239)
Accounts payable and accrued expenses	192,274	488,348
Deferred revenue	-	(157,805)
Related party payables	366,221	331,727
Net cash provided by (used in) operating activities	75,337	(811,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(433,066)	-
Other assets	(8,291)	-
Net cash used in investing activities	(441,357)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	315,000	360,000
Payments on related party notes payable	(114,866)	-
Proceeds from line of credit	124,975	320,466
Payments on capital lease	(27,000)	(20,401)
Interest on note receivable	-	-
Net advances from related parties	-	-
Net (payments) advances to Factor	-	(68,091)
Fees paid to ASC under settlement	86,521	-
Net cash provided by financing activities	384,630	591,974

Change in cash and cash equivalents	18,610	(219,455)
Cash and cash equivalents, beginning of period	7,980	227,435
Cash and cash equivalents, end of period	$26,590	$7,980

Supplemental disclosures of cash flow information:
Cash paid for interest	$983	$-
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Recording of convertible note payable to Chief Executive Officer	$-	$100,000
Issuance of common stock for conversion of debt and accrued interest	$209,321	$92,000
Issuance of preferred stock in satisfaction of amounts owed to officers	$200,000	$-
Acquisition of assets with issuance of common stock	$42,500	$-
Beneficial conversion feature recorded on convertible debt	$272,895	$-
Issuance of common stock for accounts payable	$37,500	$-
Financing fees added to Line of Credit	$45,000	$-

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

Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries which consist of StreamTrack Media, Inc. and RadioLoyalty, Inc. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the year ended August 31, 2014, the Company recorded a net loss of $1,161,062 and had negative working capital of $3,422,944. The net loss and negative working capital indicate that the Company may have difficulty continuing as a going concern.

Management is confident but cannot guarantee that additional capital can be raised in order to repay debts and continue operations. For the twelve months ending August 31, 2015, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others of $144,420, $1,149,770, and $63,704, respectively. Normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management’s business plan. Since inception and through the date of these financial statements, the Company has successfully raised a significant amount of capital through debt and equity offerings. The Company anticipates launching several new product offerings and initiating certain new significant partnerships during the fiscal year ending August 31, 2015. The Company expects those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. The Company will attempt to have its potential partners pay for the majority of these costs but management cannot be certain that arrangement will occur. Management may potentially make a business decision to move forward, delay, or cancel certain partnerships because of the Company’s overall capital needs. Nonetheless, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to reach break-even and become profitable. If the Company is unable to become profitable and sustain cash flow, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Advertising Revenue. The Company generates advertising revenue primarily from display and video advertising. The Company generates the majority of its advertising revenue through the delivery of advertising impressions sold on a cost per thousand, or CPM, basis. Currently, advertising revenues are generated through our proprietary technologies from internet- based content. The Company does not currently generate significant revenues from mobile advertising. In determining whether an arrangement exists, the Company ensures that a binding arrangement, such as an insertion order or a fully executed customer-specific agreement, is in place. The Company generally recognizes revenue based on delivery information from its campaign trafficking systems.

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

Services Revenue. The Company generated services revenues for the period from September 1, 2013 through August 31, 2014. These revenues related to the provision of data and streaming hosting services to one customer.

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

BESP. When it is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service were sold on a stand- alone basis. BESP is generally used to allocate the selling price to deliverables in the Company’s multiple element arrangements. The Company determines BESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices. The Company limits the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables. The Company regularly reviews BESP. Changes in assumptions or judgments or changes to the elements in the arrangement may cause an increase or decrease in the amount of revenue that the Company reports in a particular period.

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

The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit (gains) losses during the fiscal years ended August 31, 2014 and 2013 totaled ($8,785) and $67,553, respectively.

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

Internally developed and purchased software, computer servers and computers	3 years
Office furniture and equipment	3 to 5 years
Leasehold improvements	Shorter of the estimated useful life of 5 years or the lease term

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

Internal Use Software and Website Development Costs

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the asset if certain criteria are met. Costs related to design or maintenance of internal-use software are expensed as incurred. The Company evaluates the costs incurred during the application development stage of website development to determine whether the costs meet the criteria for capitalization. Costs related to preliminary project activities and post implementation activities are expensed as incurred. For the years ended August 31, 2014 and 2013, the Company capitalized $416,971 and $0 in costs related to internal use software and website development, respectively. Management also determined that $49,190 and $345,250 in certain software and website development costs did not meet the relevant criteria to be capitalized during fiscal 2014 and 2013, respectively. As a result, all of these costs were expensed and included within the accompanying statement of operations as “product development” during the years indicated.

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

Consulting Fees

Several consultants were involved in the Company’s business development activities and also provided the Company with financial advisory services during the years ended August 31, 2014 and 2013. These consulting fees were substantial during the years ended August 31, 2014 and 2013. The Company does not have any ongoing commitments with the majority of the consultants the Company worked with during the years ended August 31, 2014 and 2013.

Professional Fees

Professional fees include legal fees for entertainment audio, video and radio industry-specific issues, legal fees for SEC reporting, and audit fees associated with the SEC compliance of the Company.

Product Development

The Company incurs product development expenses consisting of consulting fees, employee compensation, information technology and facilities-related expenses. The Company incurs product development expenses primarily for development and improvements to the Universal PlayerTM, the RadioLoyaltyTM, WatchThisTM, online and mobile content integration and development of new advertising products or development and enhancement of other new technologies. The Company expenses product development costs to the extent they can't be capitalized under the pertaining accounting guidance.

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

Officer Compensation

The Company’s Officers are not currently under long-term contracts with the Company. It is anticipated that long-term contracts will be executed during the fiscal year ending August 31, 2015. During the years ended August 31, 2014 and 2013, compensation was paid to these executives out of operations from time to time but no formal compensation plan has been in place. As of August 31, 2014 and 2013, amounts due to these officers included within related party payable on the accompanying balance sheets were $634,926 and $468,705, respectively. Of which $8,062 and $626,864 was recorded as current and long term, respectively as of August 31, 2014.

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

Content Acquisition Costs

Content acquisition costs principally consist of amounts paid to internet-based, terrestrial and mobile content providers. The Company did not incur any substantial content acquisition costs for the years ended August 31, 2014 and 2013, respectively. However, these costs are likely to become substantial in the future as the Company expands its online product portfolio.

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

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including convertible debt instruments, preferred stock, restricted stock unit grants and detachable stock warrants. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti- dilutive.

3. Composition of Certain Financial Statement Captions

Property and Equipment

Property and equipment consisted of the following:

	As of August 31,
	2014	2013
Software	$1,247,232	$771,666
Servers, computers, and other related equipment	198,924	198,924
Leasehold improvements	1,675	1,675
	1,447,831	972,265
Less accumulated depreciation and amortization	(948,516)	(572,132)

Property and equipment, net	$499,315	$400,133

Depreciation and amortization expense totaled $376,384 and $367,943 for the years ended August 31, 2014 and 2013, respectively. There were no write-offs during the fiscal years ended August 31, 2014 and 2013, respectively. Depreciation and amortization is allocated to the statement of operations based upon the purpose of the asset.

Note receivable

Note receivable consisted of a $150,000 convertible promissory and accrued interest of $21,000 and $10,500 at August 31, 2014 and 2013, respectively. The note bears interest at 7% and is due from a digital content provider on or before August 28, 2016. The balance owed can be converted into either preferred stock or common stock of the digital content provider, at the Company’s election, subject to certain conditions and contingencies. The Company agreed to work with the digital content provider to make modifications to its Universal PlayerTM technology platform to better suit the digital content provider’s specific needs. The Company received a $25,000 deposit previously. The remaining fees are recorded as a note receivable. The Company expects to earn additional revenue from the client beginning in fiscal 2015.

Customer List

Customer list represents the estimated value of the shares of RL common stock issued to complete the asset acquisition agreement with Rightmail, LLC (“Rightmail”) on July 1, 2012. The Company was amortizing the value of the customer list over a three-year term. On May 1, 2013, the Company entered into a settlement agreement to rescind the agreement, see Note 5 for additional information. Amortization expense totaled $39,750 for the year ended August 31, 2013.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of August 31,
	2014	2013
Accounts payable	$854,207	$1,028,287
Accrued consulting fees	43,333	64,049
Accrued broadcaster commissions	60,695	90,632
Accrued interest	75,736	139,639
Credit card	75,485	53,531

Accounts payable and accrued expenses	$1,109,456	$1,376,138

Note receivable

Note receivable consisted of a $150,000 convertible promissory and accrued interest of $21,000 and $10,500 at August 31, 2014 and 2013, respectively. The note bears interest at 7% and is due from a digital content provider on or before August 28, 2016. The balance owed can be converted into either preferred stock or common stock of the digital content provider, at the Company’s election, subject to certain conditions and contingencies. The Company agreed to work with the digital content provider to make modifications to its Universal PlayerTM technology platform to better suit the digital content provider’s specific needs. The Company received a $25,000 deposit previously. The Company has received the remaining fees, which are recorded as a note receivable. The Company expects to earn additional revenue from the client beginning in fiscal 2015.

Customer List

Customer list represents the estimated value of the shares of RL common stock issued to complete the asset acquisition agreement with Rightmail, LLC (“Rightmail”) on July 1, 2012. The Company was amortizing the value of the customer list over a three-year term. On May 1, 2013, the Company entered into a settlement agreement to rescind the agreement, see Note 5 for additional information. Amortization expense totaled $39,750 for the year ended August 31, 2013.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of August 31,
	2014	2013

Accounts payable	$824,208	$1,028,287
Accrued consulting fees	43,333	64,049
Accrued broadcaster commissions	60,695	90,632
Accrued interest	75,736	139,639
Credit card	75,485	53,531

Accounts payable and accrued expenses	$1,079,457	$1,376,138

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term in nature or they are payable on demand.

The following table presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis at August 31, 2014:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative instruments	$–	$778,257	$–	$778,257
Total liabilities measured at fair value	$–	$778,257	$–	$778,257

The following table presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis at August 31, 2013:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative instruments	$–	$778,074	$–	$778,074
Total liabilities measured at fair value	$–	$778,074	$–	$778,074

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

5. Acquisitions and Disposition

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

Robot Fruit Asset Acquisition

On November 21, 2013, the Company, entered into an Asset Purchase Agreement with Robot Fruit, Inc., a New York corporation ("Robot Fruit") pursuant to which, the Company issued 850,000 shares of common stock in exchange for Robot Fruit Mobile Application Development Platform and related code and intellectual property. The Company accounted for the purchase as an asset acquisition as the assets did not meet the definition of a business. In connection with the agreement, the Company determined the fair market value of the common stock issued to be $42,500, which was recorded as software within property and equipment on the accompanying balance sheet. The Company determined the expected life of the asset acquired to be 36 months.

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

6. Commitments and Contingencies

ASC Recap LLC Settlement

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

In connection with the settlement, during the year ended August 31, 2014 the Company issued 66,239,000 shares of common stock to ASC in which gross proceeds of $323,879 were generated from the sale of the common shares. In connection with the transaction, ASC received fees of $86,521 and providing payments of $237,358 to settle outstanding vendor payables. As of August 31, 2014, the Company issued ASC 17,461,000 shares of common stock in which have been accounted for as issued but not outstanding. The remaining amount on the settlement of liabilities owed by the Company to ASC is in the aggregate amount of $316,521 as of August 31, 2014. The Company cannot reasonably estimate the amount of proceeds ASC expects to receive from the sale of these shares which willl be used to satisfy the liabilities. Thus, the Company accounts for the transaction as the shares are sold and the liabilities are settled. All amounts are included within accounts payable. Shares which are held by ASC at each reporting period are accounted for as issued but not outstanding.

Leases

The Company conducts its operations using leased office facilities in Santa Barbara, California.

The following is a schedule of future minimum lease payments under operating leases as of August 31, 2014:

Fiscal Years Ending August 31,
2015	144,420
2016	108,315
Total minimum lease payments	$252,735

The leases are written under separate arrangements originally expiring throughout fiscal 2014. During fiscal 2014, the Company exercised its option to renew some of the leases for an additional two years at increased rental rates. Rent expenses for the years ended August 31, 2014 and 2013 totaled $172,604 and $184,556 respectively. The Company recognizes rent expense on a straight-line basis over the lease term including expected renewal periods. The difference between rent expenses and rent payments is recorded as deferred rent in current and long-term liabilities. No deferred rent existed as of August 31, 2014 and 2013, respectively.

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

7. Income Taxes

The provision for income tax expense (benefit) consists of the following:

	Fiscal Years Ended August 31,
	2014	2013
Current
Federal	$—	$—
State and local	—	—
Total current income tax expense	—	—
Deferred
Federal	$(242,615)	$(1,119,207)
State and local	(74,650)	(382,823)
Valuation allowance	317,265	1,502,030
Total deferred income tax expense	—	-

Total income tax expense	$—	$-

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented.

	Fiscal Year Ended August 31,
	2014	2013

U.S. federal taxes at statutory rate	34%	34%
State taxes, net of federal benefit	6	6
Permanent differences	—	—
Change in valuation allowance	(40)%	(40)%
Change in rate	—	—
Other	—	—

Effective tax rate	—%	—%

As of August 31, 2014, the Company had federal net operating loss carryforwards of approximately $4,347,000, which includes stock-based compensation deductions of approximately $716,000. The federal net operating losses and tax credits expire in years beginning in 2021. As of August 31, 2014, the Company had state net operating loss carryforwards of approximately $4,347,000 that expire in years beginning in 2014. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Company has previously experienced “ownership changes” under section 382 of the Code and comparable state tax laws. The Company estimates that none of the federal and state pre-change net operating losses will be limited under Section 382 of the Code.

As of August 31, 2014 and 2013, the Company maintained a full valuation allowance on its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The Company files income tax returns in the United States and California. The 2012 - 2014 tax years remain subject to examination for U.S. federal and state purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and state purposes. The Company is not currently under examination in federal or state jurisdictions.

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

Assets under capital lease as of August 31, 2014 and 2013 were as follows:

	2014	2013

Servers	$147,049	$147,049
Less: accumulated depreciation	(147,049)	(99,984)
Net assets under capital lease	$-	$47,065

On March 22, 2013, the Company reached a settlement and release agreement with IBM Credit, LLC, (“IBM”) the lessor associated with the Company’s computer servers and software classified under capital lease. The balance owed to IBM as of March 22, 2013 was agreed to be $108,704. Payments of $9,000 per month are scheduled in order to satisfy this balance. The final payment was due March 1, 2014 is for $9,704. As of August 31, 2014 and as of the date of these financial statements, the Company was in default of this agreement and the amount outstanding of $63,704 is reflected as a current liability on the accompanying balance sheet.

9. Related Party Transactions

The related party payable as of August 31, 2014 and 2013 consists of unpaid compensation and non-interest bearing cash advances and charges on personal credit lines made on behalf of the Company by the Company’s Chief Executive Officer and an executive of the Company’s subsidiary. The balances owed to the executives are not secured and are due on demand. Interest will be charged on these balances. However, no formal agreement has been executed to quantify the interest. The Company has only been operating since November 30, 2011. As a result, the Company has an extremely limited credit history. The Company’s Chief Executive Officer, and the Chief Executive Officer of StreamTrack Media, Inc. use their personal credit cards to fund operations on a frequent basis. If the Company did not have access to these credit cards, the Company would have to rely exclusively on external sources of capital. The Company’s external sources of capital are not always readily available. Once the Company’s track record is more established and results of operations are profitable, then external sources of capital should become more readily available. As a result, in time-constrained circumstances, the use of personal credit cards is necessary until such time as the Company is able to build up its own credit-worthiness and access more readily available and significant credit.

RL entered into several convertible promissory notes with its founders, officers and high-level executives since its inception on December 1, 2011, see Note 11 for additional information.

On July 1, 2012, RL entered into a 3-year consulting agreement with Carter Toni, the former Vice President, Product Development, of StreamTrack. Mr. Toni agreed to an annual salary of $99,600 and was granted 50,000 shares of RL common stock that will vest over the term of the consulting agreement. This salary was deferred until January 1, 2013.

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

RL recorded consulting fees payable to these three executives on a straight-line basis, over the term of the agreements. A total of $99,600 and $158,589 in consulting fees were recorded for the years ended August 31, 2014 and 2013, respectively.

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

11. Debt Instruments

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

On June 20, 2014, the Company executed an extension to this agreement whereby the maturity date has been extended to September 30, 2015. The Lender financing is currently capped at $520,000 which begins decreasing to $500,000 on September 30, 2014; $450,000 on December 31, 2014; $400,000 on March 31, 2015; and $300,000 on June 30, 2015.

Convertible Notes Payable

Creditor

The Company has relied on financing from a lender since 2010 (the “Creditor”). Each note issued by the Creditor (the “Creditor Notes”) bears interest per annum at a rate of 8%, default interest rate of 22% and is generally payable within six months from the issuance date. In addition, the Creditor Notes are convertible into shares of common stock of the Company beginning 180 days after the issuance and up until the note comes due (or later if extended). The Creditor Notes are convertible into shares of the Company’s common stock at a conversion price calculated based on the average of the five (5) lowest bid prices over the 10 day period ending one (1) day prior to the measurement date multiplied by 61%. The investor will be limited to convert no more than 9.99% of the issued and outstanding common stock at time of conversion at any one time. The table below details the transactions with the Creditor during the years ended August 31, 2014 and 2013.

Creditor Notes, principal balance as of August 31, 2012	$175,500
Proceeds received from additional Creditor Notes	100,000
On issuance discount related to additional Creditor Notes	3,500
Conversion of Creditor Notes to common stock (166,477 common shares issued)	(48,500)
Creditors Notes, principal balance as of August 31, 2013	230,500

Proceeds received from additional Creditor Notes	42,500
Conversion of Creditor Notes to common stock (25,499,783 common shares issued)	(127,356)
Assignment of Creditor Notes	(145,644)
Creditor Notes, principal balance, August 31, 2014	$-

As a result of the fact that the number of shares the Creditor Notes was convertible into was indeterminable, the Company determined a derivative liability was embedded within the Creditor Notes. For each of the Creditor Notes, the Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability in connection with such. During the year ended August 31, 2013, as a result of the valuation of the derivative liability being in excess of the value of the proceeds of the Creditor Note by $100,000, a loss of $52,867 was recorded by the Company within change in fair value of derivatives in June 2013. The debt discount associated with the Creditor Note was immediately expensed to interest expense as the Creditor Note at recording was due on demand.

In April 2014, the Creditor entered into an exchange agreement with another lender whereby they transferred their interest in the Creditor Notes to the other lender. See below for additional information.

Creditor #2

In April 2014, the Creditor entered into an exchange agreement with another lender (the “Creditor #2”). Whereby the Creditor transferred the Creditor's notes and accrued interest to Creditor #2. In April, the Company entered i) a note agreement for $284,560 representing amounts transferred from the Creditor; ii) two $125,000 notes in which the proceeds were received on the same date (collectively referred to as the “Creditor #2 Notes”) with Creditor #2. The Creditor #2 Notes bears interest per annum at 10.0%, payable six months after the issuance date and is convertible on the date of issuance based upon based upon a 45% discount to lowest trading price, for the 15 trading days prior to conversion. As a result, the lower the stock price at the time the Creditor #2 converts the Creditor #2 Notes, the more common shares the Creditor #2 will receive. The table below details the transactions with the Creditor #2 during the year ended August 31, 2014.

Creditor #2 Notes, principal balance as of August 31, 2013	$-
Assignment of Creditor Notes	284,560
Proceeds received from additional Creditor #2 Notes	250,000
Conversion of Creditor #2 Notes to common stock (39,267,666 common shares issued)	(70,090)
Creditor #2 Notes, principal balance as of August 31, 2014	$464,470

To the extent the Creditor #2 converts the Creditor #2 Notes and then sells its common stock, the market price of the common stock may decrease due to the additional shares in the market. This could allow the Creditor #2 to receive greater amounts of common stock upon conversion. The sale of each share of common stock could further depress the stock price. Due to the floating conversion price of the notes, the Company does not know the exact number of shares that the Creditor #2 would be issued upon conversion. The table in Note 13 details the number of shares of the Company’s common stock the Creditor #2 and other variable convertible notes would be issued, if the Creditor #2 elected to convert the Creditor #2 Notes to common shares on each reporting date. The shares issuable upon conversion of the Creditor #2 Notes may result in substantial dilution to the interests of the Company’s other shareholders. In this regard, even though the investor may not hold shares amounting to more than 9.99% of the outstanding shares at one time, this restriction does not prevent the investor from selling some of its holdings and then receiving additional shares. In this way, the investor could sell more than the 9.99% limit while never holding more than the limit.

Due to the significant change in terms and amounts payable between the Creditor Notes and Creditor #2 Notes, the Company accounted for the transaction as an extinguishment of the Creditor Note on the date of the exchange. In connection with this extinguishment, the Company recorded a loss on extinguishment of $1,439,044 as the derivatively liability associated with the Creditor #2 Notes was significantly greater in value than that of the Creditor Notes. See below for valuation methods used to determine the fair value of the Company's derivative liabilities.

In addition, the Company recorded a derivative liability in connection with the $250,000 in proceeds received from the Creditor #2. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $1,469,891 as of the date of issuance. As a result of the valuation of the derivative liability being in excess of the value of the proceeds of the Creditor #2 Note by $1,219,891, the amount was expensed to derivative expense. The Company recorded a full discount to these notes which is being amortized over the term of the Creditor #2 Notes using the straight line method. During the year ended August 31, 2014, $187,500 was amortized to interest expense with $62,500 of the discount remaining as of August 31, 2014 which will be expensed fully in fiscal 2015.

Vendor Convertible Note

On November 1, 2012, the Company issued a convertible note for $140,000 (the “Vendor Note”) to a former Vendor ("Vendor"). The Vendor Note was executed on November 1, 2012 and was immediately convertible into the Company’s common stock at a 50% discount to the lowest bid price as quoted on the OTC for the five days prior to the conversion date. The table below details the transactions with the Vendor during the years ended August 31, 2014 and 2013.

Vendor Note, principal balance as of August 31, 2012	$-
Issuance of Vendor Note	140,000
Conversion of Vendor Note to common stock (300,000 common shares issued)	(43,500)
Vendor Note, principal balance as of August 31, 2013	96,500

Conversion of Vendor Note to common stock (28,000,000) common shares issued)	(61,200)
Vendor Note, principal balance, August 31, 2014	$35,300

As a result of the fact that the number of shares the Vendor Note was convertible into was indeterminable, the Company determined a derivative liability was embedded within the Vendor Note. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $190,927 as of November 1, 2012. As a result of the valuation of the derivative liability being in excess of the value of the proceeds of the Vendor Note by $50,927, was recorded within change in fair value of derivatives by the Company on November 1, 2012. The debt discount associated with the Vendor Note was immediately expensed to interest expense as a result of the Vendor Note being immediately convertible and due on demand.

As of May 31, 2014, the conversion price of the $35,300 Vendor Note is based upon a 50% discount to lowest five days bid prices of the Company’s common stock over the five-day period prior to conversion. As a result, the lower the stock price at the time the Vendor converts the Vendor Note, the more common shares the Vendor will receive. To the extent the Vendor converts the Vendor Note and then sells its common stock, the common stock may decrease due to the additional shares in the market. This could allow the Vendor to receive greater amounts of common stock upon conversion. The sale of each share of common stock further depresses the stock price. Due to the floating conversion price of the notes, the Company does not know the exact number of shares that the Vendor would be issued upon conversion. The table below details the number of shares of the Company’s common stock the Vendor would be issued, if the Vendor elected to convert the Vendor Note to common shares on each reporting date. The shares issuable upon conversion of the Vendor Note may result in substantial dilution to the interests of the Company’s other shareholders.

Convertible Promissory Notes

As of May 31, 2014, the Company has ten convertible promissory notes issued between December 2011 and May 2014. The convertible promissory notes bear interest at ether 4% or 8% per annum and are due in full, including principal and interest, three years from the issuance date ranging from December 2014 to August 2016. The convertible promissory notes also include a conversion option whereby the holders may elect at any time to convert any portion or the entire balance into the Company’s common stock at fixed conversion prices ranging from $0.0038 to $1.25. The table below details the transactions associated with the convertible promissory notes during the years ended August 31, 2014 and 2013.

Convertible Promissory Notes, principal balance as of August 31, 2012	$835,000
Proceeds received from additional Convertible Promissory Notes	-
Convertible Promissory Notes, principal balance as of August 31, 2013	835,000

Proceeds received from additional Convertible Promissory Notes	25,000
Payments on Convertible Promissory Notes - Related Party	(114,866)
Convertible Promissory Notes, principal balance as of August 31, 2014	$745,134

Of the convertible promissory notes outstanding, $410,134 are held by related parties. These related parties consist of the Company's officers, former officers, significant shareholders or entities controlled by these individuals. As of August 31, 2014, $325,000 of these notes were included within the current portion of convertible promissory notes on the accompanying balance sheet as the note was due within one year of the balance sheet.

For eight of the convertible promissory notes, the conversion feature associated with the convertible promissory notes provide for a rate of conversion that is below market value. This conversion feature is accounted for as a beneficial conversion feature. A beneficial conversion feature was recorded and classified as a debt discount on the balance sheet at the time of issuance of each convertible promissory note with a corresponding credit to additional paid-in capital.

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

The discounts are amortized over the term of the convertible promissory note using the straight line method. The amortized value for each period is recorded as an offset against the debt discount on the balance sheet, classified as interest expense - accretion in the statement of operations and as accretion of debt discount within the statement of cash flows. During the year ended August 31, 2014, the Company recorded a beneficial conversion feature of $22,895 in connection with the issuance of $25,000 in convertible notes. During the years ended August 31, 2014 and 2013, $58,836 and $38,448 of the discounts were amortized to interest expense, respectively. As of August 31, 2014, $31,869 discounts remained which will be expensed in fiscal 2015.

Future maturities of the principal balances of the Company’s Creditor #2, Vendor Note and convertible promissory notes, in the aggregate, are as follows for the years ending August 31,

2015	$1,149,770
2016	95,134
Gross Total	$1,244,904
Discounts	(94,374)
Net Total	$1,150,530

Derivative Liabilities

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

On the six-month anniversary of Creditor Notes, the Company measures and records a derivative liability using the input attributes disclosed below. On April 15, 2014 (date of exchange with Creditor #2) and August 31, 2013, the Company re-measured the derivative liability using the weighted average input attributes below and determined the value to be $206,576 and $483,060, respectively.

	April 15, 2014	August 31, 2013

Expected life (in years)	0.10	0.10
Balance of note and accrued interest outstanding	$327,240	$193,341
Stock price	$0.0140	$0.140
Effective conversion price	$0.0084	$0.058
Shares issuable upon conversion	33,864,861	3,333,465
Risk-free interest rate	0.30%	0.40%
Expected volatility	61.83%	61.83%
Expected dividend yield	-	-

Creditor #2 Note

The Creditor #2 Notes were executed on April 15, 2014 and were immediately convertible into the Company’s common stock at a 45% discount to the lowest trading price for the 15 days prior to the conversion date. As a result of the fact that the number of shares the Creditor #2 Notes was convertible into was indeterminable, the Company determined a derivative liability was embedded within the Creditor #2 Notes. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $3,158,190 as of April 15, 2014 of which $1,219,891 was included within “change in fair value of derivatives” due to a portion of the derivative liability being in excess of the $250,000 in proceeds received and $1,481,723, which included offset of $206,576 from relief of the derivative liability related to the Creditor Notes, within “Loss on extinguishment” due to extinguishment accounting on the Creditor Note transferred to Creditor #2. On August 31, 2014, the Company re-measured the derivative liability using the input attributes below and determined the value to be $946,319.

	August 31, 2014	April 15, 2014

Expected life (in years)	0.50	0.50
Balance of note and accrued interest outstanding	$483,299	$534,560
Stock price	$0.0017	$0.0140
Effective conversion price	$0.0007	$0.0021
Shares issuable upon conversion	675,942,496	254,692,702
Risk-free interest rate	0.50%	0.30%
Expected volatility	308.36%	61.83%
Expected dividend yield	-	-

Vendor Note

The Vendor Note was executed on November 1, 2012 and was immediately convertible into the Company’s common stock at a 50% discount to the lowest bid price as quoted on the OTC Bulletin Board for the five days prior to the conversion date. As a result of the fact that the number of shares the Vendor Note was convertible into was indeterminable, the Company determined a derivative liability was embedded within the Vendor Note. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $190,927 as of November 1, 2012. As a result of the valuation of the derivative liability being in excess of the value of the proceeds of the Vendor Note by $50,927, a deemed dividend of $50,927 was recorded by the Company on November 1, 2012. The debt discount of $140,000 associated with the Vendor Note was immediately expensed to interest expense – accretion as a result of the Vendor Note being immediately convertible and due on demand. On August 31, 2014 and 2013, the Company re-measured the derivative liability using the input attributes below and determined the value to be $76,031 and $295,194, respectively.

	August 31, 2014	August 31, 2013

Expected life (in years)	0.50	0.10
Balance of note outstanding	$35,300	$96,500
Stock price	$0.0017	$0.1420
Effective conversion price	$0.0007	$0.0350
Shares issuable upon conversion	54,307,692	2,757,143
Risk-free interest rate	0.50%	0.40%
Expected volatility	308.36%	61.83%
Expected dividend yield	-	-

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

On March 6, 2013, FINRA approved the reverse stock split and name change to StreamTrack, Inc. On that day, one (1) new share of the Company’s common stock was exchanged for the cancellation of each 1,200 shares of the Company’s previously outstanding common stock. All references to the Company’s common stock included within these financial statements included herein have been prepared on a post-split basis.

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

During the year ended August 31, 2014, the Company issued 7,750,000 shares of common stock valued at $58,500 to a law firm in settlement of accounts payable of $37,500 relating to legal services. The fair market value of the common stock issued was determined based upon the closing market price of the Company's common stock on the date of the issuance. The fair market value of the common stock issued in excess of the accounts payable was recorded as legal expense within general and administrative expenses.

See Notes 5, 6, 9 and 11 for discussions regarding the issuance of common stock.

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

Stock Based Compensation

Stock-based compensation expenses related to all employee and non-employee stock-based awards for the fiscal years ended August 31, 2014 and 2013 are as follows:

	Fiscal Year Ended August 31,
	2014	2013

Stock-based compensation expenses:
Consulting fees	$-	$117,469
Product development	-	379,801
Marketing and sales	8,262	69,063
Officer compensation	-	-

Total stock-based compensation, recorded in costs and expenses	$8,262	$566,333

From time to time the Company grants RSUs which are expensed ratably over the vesting period. RSUs vest daily on a cliff basis over the service period, generally three years. The Company recorded stock-based compensation expense related to restricted stock units of $8,262 and $566,333 during the fiscal years ended August 31, 2014 and 2013, respectively. During the year ended August 31, 2013, the Company accelerated the vesting of the RSUs resulting in almost all of the deferred amounts being expensed. In addition, in connection with the Company's policy of revaluing RSUs for consultants at each reporting period, the Company revalued the RSU at the date of acceleration resulting in a reclass of $159,810 to additional paid-in capital of deferred compensation that was not required to be recorded as the fair value of the RSUs was less than the initial value recorded to deferred compensation. As of August 31, 2014, all compensation costs related to RSUs has been recognized.

The following table summarizes the activities for the Company’s RSUs for the year ended August 31, 2014:

	Number of Shares	Weighted- Average Grant-Date Fair Value

Unvested at August 31, 2012	30,417	$0.29
Granted	-	-
Vested	(30,417)	0.29
Canceled	-	-

Unvested at August 31, 2014	-	$-

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

The following potential common shares outstanding were excluded from the computation of diluted net loss per share for the years ended August 31, 2014 and 2013 because including them would have been anti-dilutive:

	As of August 31,
	2014	2013

Convertible promissory notes with ratchet provisions	730,250,188	8,507,844
Series A Preferred Stock	-	-
Other convertible promissory notes	8,314,429	2,396,486
Warrants to purchase RL common stock	362,500	362,500

Total quantifiable common stock equivalents	738,927,117	11,266,830

14. Subsequent Events

Subsequent to August 31, 2014, the Company issued 132,431,210 shares of common stock related to the conversion of $39,724 in notes payable.

Subsequent to August 31, 2014, the Company issued 126,322,000 shares of common stock to ASC related to the satisfaction of $63,029 in accounts payable.

Subsequent to August 31, 2014, the Company received $50,000 from third parties under convertible notes payable. The notes are convertible at $0.0002 per share, incur interest at 4% and is due September 15, 2017.

On September 15, 2014, the Chief Executive Officer of the Company loaned the Company $76,000 under a convertible note payable. The note is convertible at $0.0001 per share, incurs interest at 8% per annum and due September 15, 2016.

On November 5, 2014, the Chief Executive Officer of the Company loaned the Company $11,000 under a convertible note payable. The note is convertible at $0.0001 per share, incurs interest at 8% per annum and is due November 5, 2016.

On September 15, 2014, the Chief Executive Office of StreamTrack Media, Inc. loaned the Company $55,000 under a convertible note payable. The note is convertible at $0.0001 per share, incurs interest at 8% per annum and is due September 15, 2016.

On November 24, 2014, the Company entered into settlement agreement with the Chief Executive Officer related to amounts due in connection with advances to the Company made by the Chief Executive Officer and accrued payroll. Under the terms of the agreement, the Company issued a convertible note payable of $316,758 which incurs interest at 8%, convertible immediately at $0.0001 per share and is due November 24, 2016. In addition, the Chief Executive Officer has agreed to a reduced salary of $50,000 per annum for the period from December 1, 2014 to May 31, 2015. Effective June 1, 2015, the Chief Executive Officer's salary increases back to $240,000 per annum.

On November 24, 2014, the Company entered into settlement agreement with the Chief Executive Office of StreamTrack Media, Inc. related to amounts due in connection with advances to the Company made by the Chief Executive Office of StreamTrack Media, Inc. and accrued payroll. Under the terms of the agreement, the Company issued a convertible note payable of $310,106 which incurs interest at 8%, convertible immediately at $0.0001 per share and is due November 24, 2016. In addition, the Chief Executive Office of StreamTrack Media, Inc. has agreed to a reduced salary of $50,000 per annum for the period from December 1, 2014 to May 31, 2015. Effective June 1, 2015, the Chief Executive Office of StreamTrack Media, Inc.'s salary increases back to $240,000 per annum.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On July 28, 2014, Silberstein Ungar, PLLC (the “Former Accountant”) notified our company that its principals joined the accounting firm of KLJ & Associates, LLP. As a result of the transaction, on July 28, 2014, the Former Accountant resigned as our company’s independent registered public accounting firm and our company engaged KLJ & Associates, LLP (the “New Accountant”) as our company’s independent registered public accounting firm. The engagement of the New Accountant was approved by our company’s board of directors.

The Former Accountant’s audit reports on the financial statements of our company for the fiscal years ended August 31, 2013 and 2012 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The audit report of the Former Accountant on our company’s financial statements for the fiscal years ended August 31, 2013 and 2012 contained an unqualified opinion with an emphasis of a matter regarding our company’s ability to continue as a going concern.

During the fiscal years ended August 31, 2013 and 2012, and through July 28, 2014, there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their reports on the financial statements for such periods. In addition, during that time there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended August 30, 2013 and 2012 and through July 28, 2014, our company did not consult with the New Accountant regarding (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our company’s financial statements, nor did the New Accountant provide advice to our company, either written or oral, that was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” or a “reportable event” (as those terms are defined in Item 304(a)(2) of Regulation S-K).

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

As of August 31, 2014, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized, and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer , to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of August 31, 2014.

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

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of our internal controls over financial reporting as of August 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of August 31, 2014, our internal control over financial reporting was effective based on those criteria. There have been no changes in internal control over financial reporting since August 31, 2014, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of August 31, 2014 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the executive officers and directors of the Company and its subsidiaries as of August 31, 2014:

Name	Age	Position

Michael Hill	38

Chief Executive Officer, President, Chief Financial Officer, Corporate Secretary, and Chairman of the Board of Directors of StreamTrack, Inc. and Chief Financial Officer, Corporate Secretary, and Chairman of the Board of Directors of StreamTrack Media, Inc.

Aaron Gravitz	34	Director of StreamTrack, Inc. and Chief Executive Officer of StreamTrack Media, Inc.

Michael Hill, age 38, has been the Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary of StreamTrack, Inc. since May 2012. He is also the co-founder of RadioLoyalty, Inc., a digital media and streaming solutions provider with innovative technology focused on the internet, mobile, radio and television broadcasting industries which was acquired by StreamTrack’s wholly owned subsidiary, StreamTrack Media, Inc., a California corporation (“STMI”), in August 2012. Mr. Hill has been the Chief Financial Officer, Corporate Secretary, and Chairman of the Board of Directors of STMI since its inception and was the Chief Executive Officer and President of STMI from its inception to September 2012. Mr. Hill is a seasoned media executive with over 11 years of experience building digital businesses. Prior to launching RadioLoyalty in 2011, Mr. Hill was the Chief Strategy Officer of Lenco Mobile, Inc., a global mobile technology services and marketing company. His primary responsibilities were to oversee the development, deployment and launch of international offices in United Kingdom, Mexico, Colombia, Singapore, New Zealand, China, South Korea and Australia. Simultaneously, Mr. Hill was responsible for the technology design, development, launch and implementation of its MMS Messaging Platform with the world’s largest wireless carriers. Before joining Lenco Mobile, Mr. Hill founded AdMax Media in 2008, an advertising technology company where he developed an advertising network software, Admaximizer.com. From 2004 until 2008, Mr. Hill served as the Chairman and Chief Executive Officer of Commerce Planet. In 2008, both businesses were sold to a public company, Lenco Mobile Inc., which purchased all assets and liabilities, establishing the AdMax Media operation. A veteran of online advertising, Mr. Hill has founded multiple other private technology and media companies. Mr. Hill has designed and developed many proprietary technology platforms, including but not limited to UniversalPlayer TM , RadioLoyalty TM , Admaximizer TM , WatchThis TM , Jupiter MMS TM , and Build.mobi. Prior to this work, Mr. Hill served in the United States Navy, receiving the honor of Enlisted Surface Warfare Specialist.

Mr. Hill’s qualifications:

•

Leadership experience – Mr. Hill has been our Chairman, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary since May 2012. He also currently serves as the Chairman, Chief Financial Officer, and Corporate Secretary of STMI.

•	Finance experience – Mr. Hill currently serves as Chief Financial Officer of StreamTrack, Inc. and has been supervising the financial management of StreamTrack, Inc. since May 2012.
•	Industry experience – Mr. Hill has built numerous successful digital media businesses for the past 11 years.

Aaron Gravitz . Mr. Gravitz, age 34, co-founded RadioLoyalty Inc. in 2011. He has been a director of the Company since September 2012 and the Chief Executive Officer of STMI since September 2012. He has over 16 years experience in the online advertising space. Prior to co-founding RadioLoyalty, Inc., he was the Chief Operating Officer of Lenco Media Inc. from January 2011 to September 2012 and the Chief Operating officer of AdMax Media Inc. from January 2010 to January 2011. Mr. Gravtiz joined Commerce Planet in 2004, serving in various roles, and ultimately as Chief Operating Officer. Mr. Gravitz has significant experience in operating an advertising network, bringing products to market, and managing the entire media buying and selling process. His track record includes founding multiple companies that grew to over 50 million dollars in combined sales, with several leading to acquisition. Mr. Gravitz’s current responsibilities at the Company include, but are not limited to, directing operations, overseeing media buying and sales, product development, managing strategic relationships, directing customer relations, and broadcaster development. Mr. Gravitz received a bachelor’s degree in public policy and ethics from the University of California Santa Barbara in 2004.

Mr. Gravitz’s qualifications:

•	Leadership Experience – Mr. Gravitz has held various leadership and executive positions including Chief Executive Officer of STMI and COO of RadioLoyalty Inc.
•	Industry Experience – Mr. Gravitz has built numerous successful digital media businesses for the past 11 years.

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

Auditor Independence

Our Board of Directors has considered whether the provisions of non-audit services are compatible with maintaining our auditors’ independence.

Report of the Audit Committee

Our Board of Directors does not have an audit committee. Accordingly, we have not received any reports from an audit committee during the fiscal year ended August 31, 2014. Our full Board of Directors is presently performing the functions of an audit committee until an audit committee is formed in the future.

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

Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to the Company’s Reporting Persons during and with respect to the fiscal year ended August 31, 2014 have been complied with on a timely basis.

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

Executive Officer Compensation

The following summary compensation table sets forth certain information concerning compensation paid to the Company’s Chief Executive Officer and its most highly paid executive officers (the “Named Executive Officers”) whose total annual salary and bonus for services rendered in all capacities for the year ended August 31, 2014 was $100,000 or more.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Restricted Stock Awards	All Other Compensation	Total

Michael Hill (1)	2014	$240,000	-0-	$-0-	-0-	$240,000
Chairman, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary of StreamTrack, Inc. and Chairman, Chief Financial Officer, and Corporate Secretary of STMI	2013	$240,000	-0-	$-0-	-0-	$240,000

Aaron Gravitz (2)	2014	$240,000	-0-	$-0-	-0-	$240,000
Director of StreamTrack, Inc. and Chief Executive Officer of STMI	2013	$240,000	-0-	$-0-	-0-	$240,000

_______________

(1)

Mr. Hill has been Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary of StreamTrack since May 2012 and Chairman, Chief Financial Officer, and Corporate Secretary of STMI since August 2012. Current year salary amounts presented above include accrual of $20,000 per month currently being recorded in the Company's financial statements. As of August 31, 2014, total amounts included within related party payables on the accompanying balance sheet for the officer's services during the 2014 fiscal year were $240,000.

(2)

Mr. Gravtiz has been a director of StreamTrack since September 2012 and the Chief Executive Officer of STMI since September 2012. Current year salary amounts presented above include accrual of $20,000 per month currently being recorded in the Company's financial statements. As of August 31, 2014, total amounts included within related party payables on the accompanying balance sheet for the officer's services during the 2014 fiscal year were $240,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of StreamTrack, Inc. at October 30, 2014. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of October 30, 2014 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 423,225,233 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o StreamTrack, Inc., 347 Chapala Street, Santa Barbara, California 93101. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name, Title and Address	Number of Shares Beneficially Owned (1)	Percentage Ownership

Michael Hill
Chairman, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary of StreamTrack, Inc. and Chairman, Chief Financial Officer, and Corporate Secretary of STMI	6,332,598	1.5%

Aaron Gravitz
Director of StreamTrack, Inc. and Chief Executive Officer of STMI

All current Executive Officers as a Group	6,180,583	1.5%

________________

* Indicates beneficial ownership of less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Financing

The related party payable as of August 31, 2014 consists of unpaid compensation and non-interest bearing cash advances and charges on personal credit lines made on behalf of the Company by the Company’s Chief Executive Officer and an executive of the Company’s subsidiary. The balances owed to the executives are not secured and are due on demand. Interest will be charged on these balances. However, no formal agreement has been executed to quantify the interest. The Company has only been operating since November 30, 2011. As a result, the Company has an extremely limited credit history. The Company’s Chief Executive Officer, and the Chief Executive Officer of StreamTrack Media, Inc. use their personal credit cards to fund operations on a frequent basis. If the Company did not have access to these credit cards, the Company would have to rely exclusively on external sources of capital. The Company’s external sources of capital are not always readily available. Once the Company’s track record is more established and results of operations are profitable, then external sources of capital should become more readily available. As a result, in time-constrained circumstances, the use of personal credit cards is necessary until such time as the Company is able to build up its own credit-worthiness and access more readily available and significant credit.

RL entered into several convertible promissory notes with its founders, officers and high-level executives since its inception on December 1, 2011. The following is a summary of the issuance dates, amounts and the related party nature of the transaction.

Date of Issuance	Amount	Related Party Nature

December 1, 2011	$100,000	Issuance to an entity controlled by RL founders ($100,000 paid during the year ended August 31, 2014.)
March 27, 2012	125,000	Issuance to an entity partially controlled by Chief Executive Officer
June 18, 2012	50,000	Issuance to an executive of StreamTrack Media
August 22, 2012	150,000	Issuance to an executive of StreamTrack Media
August 27, 2013	100,000	Issuance to the Chief Executive Officer ($14,866 paid during the year ended August 31, 2014 leaving an outstanding balance of $85,134.)

Total	$525,000	-

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2014 and for fiscal year ended August 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Audit Fees

An aggregate of $29,000 was billed by our auditors for the following professional services: audit of our annual financial statement for the fiscal year ended August 31, 2014, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended November 30, 2013, February 28, 2014, and May 31, 2014.

An aggregate of $31,000 was billed by our auditors for the following professional services: audit of our annual financial statement for the fiscal year ended August 31, 2013, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended November 30, 2012, February 28, 2013, and May 31, 2013.

Audit Related Fees

Our auditors billed us $0 for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding section during the fiscal years ended August 31, 2014 and 2013.

Tax Fees

Our auditors billed us $0 for tax preparation services during the fiscal years ended August 31, 2014 and 2013.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in the preceding sections was $0 during the fiscal years ended August 31, 2014 and 2013.

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

STREAMTRACK, INC.

Dated: December 15, 2014	By:	/s/ Michael Hill
Michael Hill,
Chief Executive Officer, President,
Chief Financial Officer, and Corporate Secretary
(Principal Executive Officer and Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 15, 2014	Dated: December 15, 2014

/s/ Michael Hill	/s/ Aaron Gravitz
Michael Hill,	Aaron Gravitz,
Chief Executive Officer, President,	Director
Chief Financial Officer, and Corporate Secretary
(Principal Executive Officer and Principal Financial/Accounting Officer)

