Form 10-Q
period 2014-11-30
STREAMTRACK, INC.
filed 2015-01-14
CIK 1442376

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

Commission File Number: 000-55140

STREAMTRACK, INC.
(Exact name of registrant as specified in its charter)

Wyoming	26-2589503
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

347 Chapala Street

Santa Barbara, California 93101

(Address of principal executive offices)

(805) 308-9151

(Registrant’s telephone number, including area code)

____________________________________________________________

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

At January 14, 2015 there were 839,588,899 shares of the issuer’s common stock outstanding.

SteamTrack Inc.

Balance Sheet

November 30, 2014

	As of November 30, 2014	As of August 31, 2014
Assets:
Current assets
Cash	$2,711	$26,590
Accounts receivable, net of allowances of $6,000 and $6,000 at November 30, 2014 and August 31, 2014, respectively	260,057	314,731
Prepaid expenses	12,754	16,858
Other current assets	12,282	10,150
Total current assets	287,804	368,329
Property and equipment, net	541,622	499,315
Other assets
Notes receivable	173,625	171,000
Other assets	45,853	45,853
Total other assets	219,478	216,853
Total assets	$1,048,904	$1,084,497

Liabilities and Stockholders' Deficit
Current liabilities
Account payable and accrued expenses	$1,069,737	$1,109,456
Line of credit	547,495	532,305
Derivative liabilities embedded within convertible notes payable	5,598,325	1,022,350
Capital lease payable - in default	59,204	63,704
Related party payables	92,619	8,062
Convertible notes payable, net of discount of $10,345 and $79,328, respectively	922,485	745,445
Related party convertible notes payable, net of discount of $9,142 and $15,046, respectively	165,858	309,951
Total current liabilities	8,455,723	3,791,273
Long term liabilities
Convertible notes payable, net of discount of $45,833 and $0, respectively	14,167	10,000
Related party convertible notes payable, net of discount of $735,078 and $0, respectively	103,363	85,134
Related party payables	-	626,864
Total long term liabilities	117,530	721,998
Total liabilities	8,573,253	4,513,271
Commitments and contingencies (note 5)
Stockholders' Deficit:
Preferred stock; $0.0001 par value; 4,799,900 shares authorized; 0 shares issued and outstanding as of November 30, 2014 and August 31, 2014	-	-
Series A preferred stock; $0.0001 par value; 100 shares authorized; 0 shares issued and outstanding as of November 30, 2014 and August 31, 2014	-	-
Series B preferred stock; $0.0001 par value; 200,000 shares authorized; 200,000 shares issued and outstanding as of November 30, 2014 and August 31, 2014	20	20
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 443,047,233 shares issued and outstanding at November 30, 2014; 202,247,023 shares issued and 184,786,023 shares outstanding as of August 31, 2014	44,305	18,479
Additional paid-in capital	3,041,053	2,109,652
Accumulated deficit	(10,609,727)	(5,556,925)
Total stockholders' deficit	(7,524,349)	(3,428,774)
Total liabilities and stockholders' deficit	$1,048,904	$1,084,497

The accompanying notes are an integral part of the consolidated financial statements.

SteamTrack Inc.

Income Statement

November 30, 2014

	For the Three Months Ended November 30, 2014	For the Three Months Ended November 30, 2013
Revenues:
Advertising	$309,108	$515,577
Services	11,000	8,250
Total revenues	320,108	523,827

Costs of sales:
Media network	105,582	127,943
Depreciation and amortization	68,646	82,296
Colocation services	38,334	47,700
Broadcaster commissions	45,131	63,793
Other costs	2,454	73,025
Total costs of sales	260,147	394,757

Gross profit	59,961	129,070

Operating expenses:
Product development	8,999	82,752
Officer compensation	48,000	120,000
Marketing and sales	40,849	42,639
Other expenses	217,359	156,569
Total operating expenses	315,207	401,960

Loss from operations	(255,246)	(272,890)

Other income (expense):
Other income (expense)	(26,457)	2,625
Interest expense (including accretion of debt discount of $122,569 and $9,612, respectively)	(195,126)	(77,683)
Loss on extinguishment	-	111,865
Change in fair value of derivatives	(4,575,975)	588,329
Total other income (expense)	(4,797,558)	625,136

Income (loss) before provision for income taxes	(5,052,804)	352,246

Provision for income taxes	-	-

Net income (loss)	$(5,052,804)	$352,246

Basic net income (loss) per common share attributable to common stockholders	$(0.02)	$0.02
Diluted net income (loss) per common share attributable to common stockholders	$(0.02)	$0.01
Weighted-average number of shares used in computing basic and dilutive per share amounts	294,532,882	17,592,780
Weighted-average number of shares used in computing dilutive per share amounts	294,532,882	39,119,011

The accompanying notes are an integral part of the consolidated financial statements.

SteamTrack Inc.

Statements of Cash Flows

	For the Three Months Ended November 30, 2014	For the Three Months Ended November 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,052,804)	$352,246
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation and stock for services	-	1,636
Depreciation and amortization	132,317	82,860
Re-measurement of derivative liabilities	4,575,975	(588,329)
Accretion of debt discount	122,569	9,612
Stock issued for services and finance fees	23,392	-
Amortization of finance fees	-	11,458
Changes in operating assets and liabilities:
Accounts receivable	54,674	(86,019)
Prepaid expenses	4,104	(107,493)
Note receivable	(2,625)	-
Other current assets	(2,132)	(2,625)
Accounts payable and accrued expenses	23,312	131,271
Related party payables	84,557	-
Net cash used in operating activities	(36,661)	(195,383)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(174,624)	-
Net cash used in investing activities	(174,624)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	50,000	-
Payments on related party notes payable	(25,284)	-
Proceeds from line of credit	15,190	120,548
Payments on capital lease	(4,500)	-
Proceeds from issuance of convertible promissory notes - related parties	152,000	-
Net (payments) advances to Factor	-	73,069
Net cash provided by financing activities	187,406	193,617

Change in cash and cash equivalents	(23,879)	(1,766)
Cash and cash equivalents, beginning of period	26,590	7,980
Cash and cash equivalents, end of period	$2,711	$6,214

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Issuance of common stock for conversion of debt and accrued interest	$41,942	$22,140
Issuance of preferred stock in satisfaction of amounts owed to officers	$-	$200,000
Acquisition of assets with issuance of common stock	$-	$42,500
Beneficial conversion feature recorded on convertible debt	$828,864	$-
Issuance of common stock for accounts payable	$63,029	$-

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

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended August 31, 2014. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, StreamTrack Media, Inc. and RadioLoyalty, Inc., California corporations. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the three months ended November 30, 2014, the Company recorded a loss of $5,052,804 and used cash flow from operations of $36,661. As of November 30, 2014, the Company had a working capital deficit of $8,167,919, which excluding the derivative liability was $2,569,594, indicated that the Company may have difficulty continuing as a going concern.

Management is confident but cannot guarantee that the Company will be able to raise additional capital in order to repay debts and continue operations. For the twelve months ending August 31, 2015, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others of $144,420, $1,149,770, and $63,704, respectively. The Company’s normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management’s business plan. Since inception and through the date of these financial statements, the Company has successfully raised a significant amount of capital through debt and equity offerings. The Company anticipates launching several new product offerings and initiating certain new significant partnerships during the fiscal year ending August 31, 2015. The Company expects those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. The Company will attempt to have its potential partners pay for the some of these costs but management cannot be certain that it will succeed in implementing such arrangements. Management may potentially make a business decision to move forward, delay, or cancel certain partnerships because of the Company’s overall capital needs. Nonetheless, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to reach break-even and become profitable. If the Company is unable to become profitable and sustain positive cash flow, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

2. Composition of Certain Financial Statement Captions

Property and Equipment

Property and equipment consisted of the following:

	November 30, 2014	August 31, 2014

Software	$1,421,856	$1,247,232
Servers, computers, and other related equipment	198,924	198,924
Leasehold improvements	1,675	1,675
	1,622,455	1,447,831
Less accumulated depreciation and amortization	(1,080,833)	(948,516)
Property and equipment, net	$541,622	$499,315

Depreciation expense totaled $132,317 and $82,860 for the three months ended November 30, 2014 and 2013, respectively. There have been no write-offs or impairments of property and equipment since the Company’s inception on November 30, 2011.

Note Receivable

At November 30, 2014, note receivable consisted of a $150,000 convertible promissory note and $23,625 in accrued interest. The note bears interest at 7% and is due from a digital content provider on or before August 28, 2016. The balance owed can be converted into either preferred stock or common stock of the digital content provider, at the Company’s election, subject to certain conditions and contingencies. The Company agreed to work with the digital content provider to make modifications to its Universal PlayerTM technology platform to better suit the digital content provider’s specific needs. The Company received a $25,000 deposit previously. The Company has received the remaining fees, which are recorded as a note receivable. The Company expects to earn additional revenue from the client beginning fiscal 2015.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	November 30, 2014	August 31, 2014

Accounts payable	$770,999	$854,207
Accrued interest	98,627	75,736
Accrued broadcaster commissions	79,191	60,695
Accrued consulting fees	43,333	43,333
Credit card	77,587	75,485
Accounts payable and accrued expenses	$1,069,737	$1,109,456

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2014 and August 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term in nature or they are payable on demand.

The fair value of these financial assets and liabilities was determined using the following inputs:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Fair values as of November 30, 2014
Liabilities:
Derivative liabilities	$-	$5,598,325	-	5,598,325

Total liabilities measured at fair value	$-	$5,598,325	-	5,598,325

Fair values as of August 31, 2014
Liabilities:
Derivative liabilities	-	$1,022,350	-	1,022,350

Total liabilities measured at fair value	$-	$1,022,350	-	1,022,350

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

Pursuant to the Agreement, the Company shall not compete with Dane Media in call center verified education leads for a period of 12 months following execution of the Agreement. The Company will continue to operate its advertising and lead generation business in various other vertical markets. Moreover, pursuant to the Agreement, the Company forgave certain payments owed by Dane Media to the Company of $38,135 which were invoiced between September 1, 2013 and November 15, 2013. The $150,000 purchase price was paid according to the following schedule: $50,000 upon closing of the transaction; $50,000 on December 13, 2013; and $50,000 on December 31, 2013. In connection, with the transaction the Company recorded a gain on sale of $111,865. The Company did not reclass the income and expenses directly related to the disposition of the education related lead generation to discontinued operations. The Company still operates within the advertising and lead generation business services with other verticals.

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

In connection with the settlement, during the three months ended November 30, 2014 the Company issued 105,663,000 shares of common stock to ASC in which gross proceeds of $86,421 were generated from the sale of the common shares. In connection with the transaction, ASC received fees of $23,392 and provided payments of $63,029 to settle outstanding vendor payables. The remaining amount on the settlement of liabilities owed by the Company to ASC is in the aggregate amount of $253,492 as of November 30, 2014. The Company cannot reasonably estimate the amount of proceeds ASC expects to receive from the sale of these shares which will be used to satisfy the liabilities. Thus, the Company accounts for the transaction as the shares are sold and the liabilities are settled. All amounts are included within accounts payable. Shares which are held by ASC at each reporting period are accounted for as issued but not outstanding.

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

Assets under capital lease, included within property and equipment on the balance sheet, as of November 30, 2014 and August 31, 2014 were as follows:

	November 30, 2014	August 31, 2014

Servers	$147,049	$147,049
Less: accumulated depreciation	(147,049)	(147,049)
Net assets under capital lease	$-	$-

On March 22, 2013, the Company reached a settlement and release agreement with IBM Credit, LLC (“IBM”) the lessor associated with the Company’s computer servers and software classified under capital lease. The balance owed to IBM as of March 22, 2013 was agreed to be $108,704. Payments of $9,000 per month are scheduled in order to satisfy this balance. The final payment due March 1, 2014 is for $9,704. As of November 30, 2014 and as of the date of these financial statements, the Company was in default of this agreement and the amount outstanding of $59,204 is reflected as a current liability on the accompanying balance sheet.

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

The related party payable as of November 30, 2014 and August 31, 2014 consists of unpaid compensation and non-interest bearing cash advances and charges on personal credit lines made on behalf of the Company by the Executives. The balances owed to the Executives are not secured and are due on demand. Interest will be charged on these balances. During the three months ended November 30, 2014, the Executives converted a significant portion of amounts due to them for unpaid compensation and other advances to long-term convertible notes payable, see Note 8 for additional information. In addition, the Executives agreed to a temporary reduction in their annual salary from $240,000 to $50,000 per annum for the period from December 1, 2014 to May 31, 2015.

See Notes 8 and 10 for additional related party transactions.

8. Debt Instruments

Asset-Based Debt Financing

On April 11, 2013, the Company executed a non-dilutive asset-based debt financing (the “Lender Financing”) with a third party (the “Lender”). The Lender Financing consists of a $250,000 line of credit, subsequently increased to $520,000, secured by all of the Company’s assets. The Company’s management also executed limited recourse guarantees with the Lender. Interest is payable monthly based on a floating interest rate determined based on a formula outlined in detail within the financing agreement. The Company anticipates the effective monthly interest rate charged on the outstanding balance owed to the third party will be between 2.6% and 1.1%. The Lender Financing was due and payable in full on September 30, 2013.

On September 15, 2014, the Company executed an extension to this agreement whereby the maturity date has been extended to December 31, 2015. The Lender financing is currently capped at $520,000 which begins decreasing to $500,000 on December 31, 2014; $450,000 on March 31, 2015; $400,000 on June 30, 2015 and $300,000 by September 30, 2015.

Convertible Notes Payable

The Company relied on various financings from a lender since 2010 (the “Creditor”). Each note issued by the Creditor (the “Creditor Notes”) bears interest per annum at a rate of 8%, has a default interest rate of 22% and is generally payable within six months from the issuance date. In April 2014, the Creditor entered into an exchange agreement with another lender whereby they transferred their interest in the Creditor Notes to another lender. See below for additional information.

Vendor Convertible Note

On November 1, 2012, the Company issued a convertible note for $140,000 (the “Vendor Note”) to a former Vendor ("Vendor"). The Vendor Note was executed on November 1, 2012 and was immediately convertible into the Company’s common stock at a 50% discount to the lowest bid price as quoted on the OTC Markets for the five days prior to the conversion date. The table below details the transactions with the Vendor during the three months ended November 30, 2014.

Vendor Note, principal balance as of August 31, 2014	$35,300
Conversion of Vendor Note to common stock (69,750,000) common shares issued)	(16,050)
Vendor Note, principal balance, November 30, 2014	$19,250

As a result of the fact that the number of shares the Vendor Note was convertible into was indeterminable, the Company determined a derivative liability was embedded within the Vendor Note. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $190,927 as of November 1, 2012. As a result of the valuation of the derivative liability being in excess of the value of the proceeds of the Vendor Note by $50,927, this amount was recorded within change in fair value of derivatives by the Company on November 1, 2012. The debt discount associated with the Vendor Note was immediately expensed to interest expense as a result of the Vendor Note being immediately convertible and due on demand.

As of May 31, 2014, the conversion price of the Vendor Note is based upon a 50% discount to lowest five days bid prices of the Company’s common stock over the five-day period prior to conversion. As a result, the lower the stock price at the time the Vendor converts the Vendor Note, the more common shares the Vendor will receive. To the extent the Vendor converts the Vendor Note and then sells its common stock, the common stock may decrease due to the additional shares in the market. This could allow the Vendor to receive greater amounts of common stock upon conversion. The sale of each share of common stock further depresses the stock price. Due to the floating conversion price of the notes, the Company does not know the exact number of shares that the Vendor would be issued upon conversion. The table below details the number of shares of the Company’s common stock the Vendor would be issued, if the Vendor elected to convert the Vendor Note to common shares on each reporting date. The shares issuable upon conversion of the Vendor Note may result in substantial dilution to the interests of the Company’s other shareholders.

Creditor #2 Convertible Promissory Notes

In April 2014, the Creditor entered into an exchange agreement with another lender (the “Creditor #2”), whereby the Creditor transferred the Creditor's notes and accrued interest to Creditor #2. In April, the Company entered into i) a note agreement for $284,560 representing amounts transferred from the Creditor; ii) two $125,000 notes in which the proceeds were received on the same date (collectively referred to as the “Creditor #2 Notes”) with Creditor #2. The Creditor #2 Notes bears interest per annum at 10.0%, payable six months after the issuance date and is convertible on the date of issuance based upon based upon a 45% discount to lowest trading price, for the 15 trading days prior to conversion. As a result, the lower the stock price at the time the Creditor #2 converts the Creditor #2 Notes, the more common shares the Creditor #2 will receive. The table below details the transactions with the Creditor #2 during the three months ended November 30, 2014.

Creditor #2 Notes, principal balance as of August 31, 2014	$464,449
Conversion of Creditor #2 Notes to common stock (82,848,210 common shares issued)	(25,892)
Creditor #2 Notes, principal balance as of November 30, 2014	$438,557

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

During the three months ended November 30, 2014, the Company amortized the remaining discount of $62,500 to interest expense. The discount was the result of a derivative liability recorded in connection with the Creditor #2 Notes in fiscal 2014.

Convertible Promissory Notes

As of November 30, 2014, the Company has 18 convertible promissory notes issued between December 2011 and November 2014. The convertible promissory notes bear interest at ether 4% or 8% per annum and are due in full, including principal and interest, three years from the issuance date ranging from December 2014 to September 2017. The convertible promissory notes also include a conversion option whereby the holders may elect at any time to convert any portion or the entire balance into the Company’s common stock at conversion prices ranging from $0.0001 to $1.25. The table below details the transactions associated with the convertible promissory notes during the three months ended November 30, 2014.

Convertible Promissory Notes, principal balance as of August 31, 2014	$745,134
Proceeds received from additional Convertible Promissory Notes - Related Party	152,000
Conversion of accrued salaries and advances to Convertible Promissory Notes - Related Party	626,864
Proceeds received from additional Convertible Promissory Notes	50,000
Payments on Convertible Promissory Notes - Related Party	(25,284)
Convertible Promissory Notes, principal balance as of November 30, 2014	$1,548,714

Of the convertible promissory notes outstanding, $410,134 are held by related parties. These related parties consist of the Company's officers, former officers, significant shareholders or entities controlled by these individuals. As of August 31, 2014, $175,000 of these notes were included within the current portion of convertible promissory notes on the accompanying balance sheet as the note was due within one year of the balance sheet.

For some of the convertible promissory notes, the conversion feature associated with the convertible promissory notes provide for a rate of conversion that is below market value. This conversion feature is accounted for as a beneficial conversion feature. A beneficial conversion feature was recorded and classified as a debt discount on the balance sheet at the time of issuance of each convertible promissory note with a corresponding credit to additional paid-in capital.

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

The discounts are amortized over the term of the convertible promissory note using the straight line method. The amortized value for each period is recorded as an offset against the debt discount on the balance sheet, classified as interest expense - accretion in the statement of operations and as accretion of debt discount within the statement of cash flows. During the three months ended November 30, 2014, the Company recorded a beneficial conversion feature of $828,864 in connection with the issuance of $828,864 in convertible notes. Of the $828,864, $89,500 related to proceeds received from the Company's Chief Executive Officer, $62,500 in proceeds from the Chief Executive Officer of StreamTrack Media, Inc., $50,000 in proceeds from a third party, $316,758 in salary and advances due to our Chief Executive Officer converted to a convertible note payable and $310,106 in salary and advances due to StreamTrack Media, Inc.'s Chief Executive Officer converted to a convertible note payable. During the three months ended November 30, 2014 and 2013, $122,569 and $9,612 of the discounts were amortized to interest expense, respectively. As of November 30, 2014, $800,398 discounts remained which will be expensed in fiscal 2015 through 2017.

9. Derivatives

Creditor Notes

Upon the six-month anniversary (180 days) of all financings with the Creditor, the shares underlying the Creditor’s Notes were eligible to be sold under Rule 144 under the Securities Act of 1933, as amended. As a result of the conversion price not being fixed, the number of shares of the Company’s common stock that were issuable upon the conversion of the Creditor’s Notes was indeterminable until such time as the Creditor elects to convert to common stock.

On the six-month anniversary of Creditor Notes, the Company measures and records a derivative liability using the input attributes disclosed below. On November 30, 2013, the Company re-measured the derivative liability using the weighted average input attributes below and determined the value to be $3,501 of which $478,560 was classified as “change in fair value of derivatives” and was recorded for the three months ended November 30, 2013 in the statement of operations.

November 30, 2013

Expected life (in years)	0.10
Balance of note and accrued interest outstanding	$328,072
Stock price	$0.0300
Effective conversion price	$0.0375
Shares issuable upon conversion	8,748,587
Risk-free interest rate	0.04%
Expected volatility	61.83%
Expected dividend yield	-

Creditor #2 Note

The Creditor #2 Notes were executed on April 15, 2014 and were immediately convertible into the Company’s common stock at rates ranging from 45% - 55% discount to the lowest trading price for the 15 days prior to the conversion date. As a result of the fact that the number of shares the Creditor #2 Notes was convertible into was indeterminable, the Company determined a derivative liability was embedded within the Creditor #2 Notes. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $3,158,190 as of April 15, 2014 of which $1,219,891 was included within “change in fair value of derivatives” due to a portion of the derivative liability being in excess of the $250,000 in proceeds received and $1,481,723, which included offset of $206,576 from relief of the derivative liability related to the Creditor Notes, within “Loss on extinguishment” due to extinguishment accounting on the Creditor Note transferred to Creditor #2.

On November 30, 2014, the Company re-measured the derivative liability using the input attributes below and determined the value to be $5,425,075 of which $4,478,756 was classified as “change in fair value of derivatives” and was recorded for the three months ended November 30, 2014 in the statement of operations.

November 30, 2014

Expected life (in years)	0.50
Balance of note outstanding	$441,743
Stock price	$0.0019
Effective conversion price	$0.0001
Shares issuable upon conversion	3,013,930,640
Risk-free interest rate	0.18%
Expected volatility	308.36%
Expected dividend yield	-

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

On November 30, 2014, the Company re-measured the derivative liability using the input attributes below and determined the value to be $173,250 of which $97,219 was classified as “change in fair value of derivatives” and was recorded for the three months ended November 30, 2014 in the statement of operations.

On November 30, 2013, the Company re-measured the derivative liability using the weighted average input attributes below and determined the value to be $186,245 of which $108,769 was classified as “change in fair value of derivatives” and was recorded for the three months ended November 30, 2013 in the statement of operations.

	November 30, 2014	November 30, 2013

Expected life (in years)	0.50	0.10
Balance of note outstanding	$19,250	$96,500
Stock price	$0.0019	$0.0300
Effective conversion price	$0.0002	$0.0100
Shares issuable upon conversion	96,250,000	9,650,000
Risk-free interest rate	0.18%	0.18%
Expected volatility	380.36%	61.83%
Expected dividend yield	-%	-%

10. Stockholders’ Equity

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

Common Stock

Each share of common stock has the right to one vote per share. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company, whenever funds are legally available, subject to the rights under any outstanding preferred stock.

Detachable Stock Warrants

As of November 30, 2014, the Company has a total of 362,500 detachable stock warrants outstanding. The warrants have a three-year term and are exercisable into the Company’s common stock at an exercise price of $0.41 per share.

Stock Based Compensation

The fair value of the Company’s Restricted Stock Units (“RSUs”) is expensed ratably over the vesting period. RSUs vest daily on a cliff basis over the service period, generally three years. The Company recorded stock-based compensation expense related to restricted stock units of $8,262 during the three months ended November 30, 2013. As of November 30, 2014, all compensation costs related to RSUs has been recognized.

11. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including convertible debt instruments, preferred stock, restricted stock unit grants and detachable stock warrants. Basic and diluted net loss per share for the three months ended November 30, 2014 was the same as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following is the calculation of dilutive shares for the three months ended November 30, 2013.

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

12. Subsequent Events

In December 2014, we entered into a $15,000 convertible note payable with our Chief Executive Officer. Under the terms of the agreement, the note incurs interest at 8%, is due in two years and convertible into common stock at $0.0001 per share.

In December 2014, we entered into a $15,000 convertible note payable with the Chief Executive Officer of StreamTrack Media, Inc. Under the terms of the agreement, the note incurs interest at 8%, is due in two years and convertible at $0.0001 per share.

In December 2014, we entered into a $114,350 convertible note payable, in which proceeds of $81,479 are to be received, with a third party. Under the terms of the agreement, the note incurs interest at 4%, is due in two years and convertible at current market price discounted at 10% based upon the lowest five day period prior to the date of conversion.

In December 2014, the holder of a $150,000 convertible note payable sold the note to a third party. In connection with this sale, the Company agreed to adjust the conversion price of the convertible note payable from a fixed rate to a variable conversion price based upon 75% of the lowest closing bid price for the Company's common stock for the five trading days immediately preceding the conversion date. The Company expects to account for the transaction as an extinguishment and will record a derivative liability in connection with the new terms of the convertible note payable.

In December 2014, the Company designated 20,000 shares of preferred stock as Series C Convertible Preferred ("Series C") stock. Each share of Series C is convertible into $150 in fair market value of the Company's common. The fair value will be equal to the average closing market price of the Company's common stock during the 10 trading days prior to the conversion of the Series C.

Subsequent to November 30, 2014, the Company issued 122,490,000 shares of common stock in connection with $36,694 in convertible notes payable.

Subsequent to November 30, 2014, the Company issued 127,760,000 shares of common stock in connection with the settlement of accounts payable and related fees of $135,051.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our Form 10-K for the fiscal year ended August 31, 2014 filed with the Securities and Exchange Commission December 15, 2014

Overview

StreamTrack, Inc. (“StreamTrack,” or the “Company”) is a digital media and technology services company. The Company provides audio and video streaming and advertising services through the RadioLoyaltyTM Platform (the “Platform”) to a global group of over 5,500 internet and terrestrial radio stations and other broadcast content providers.

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

6.

The primary technology that makes our Platform unique in the industry is that we are able to re-broadcast audio content with geographically targeted Ads that replace Ads served within an original broadcast targeting a listener in a certain geography. By having this capability we can also choose to replace audio Ads that do not generate as high Ad revenues with video-based Ads that generate much higher Ad revenues. In effect, we make the broadcaster’s original broadcast capable of delivering Ads that are geographically targeted throughout a global broadcast marketplace while also utilizing video Ads and our proprietary video in-stream technology to increase advertising rates.

7.

All of our primary technology that supports the Platform is automated and capable of operating in a live environment. Audio content is streamed, Ads are targeted and served, audio Ads are replaced as needed and video Ads replace audio Ads, as desired and when possible.

Advertising revenue constitutes the majority of our total revenue, representing 96.6% of total revenue for the three months ended November 30, 2014. We anticipate this trend will continue and our revenues will be generated primarily from advertising. Our advertising revenue for the three months ended November 30, 2014 was almost entirely derived from advertising delivered on desktop devices.

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

In November 2013, we completed an asset purchase of RobotFruit, a mobile loyalty and application platform. Robot Fruit provides a complete SAAS based mobile platform for publishers and content owners to directly sell their mobile web and in-app ad inventory on leading mobile devices. The platform is a self-service mobile loyalty and development platform that has an easy to use interface which enables station owners, content owners, business owners, artists and bands to quickly deploy in HTML5, native iOS and Android based application environments. We anticipate making the technology available to broadcasters, content owners and artists in the coming months.

Key Metrics:

We track listener hours because we believe it is the best key indicator of the growth of our Platform business. Revenues from advertising through our Platform represented substantially all of our revenues for the three ended November 30, 2014. We also track the number of active users on our Platform as well as the RadioLoyaltyTM app as indicators of the size and quality of our audience, which are particularly important to potential advertisers. Additionally, the Company anticipates launching several new product offerings and initiating certain new significant partnerships during the fiscal year ending August 31, 2015. The Company expects those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. Once these products are launched we will determine key indicators of growth for those products.

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

We calculate listener hours as follows. When the UniversalPlayerTM is launched a session is created - this is considered the listener's start time. At one minute following the launch of the UniversalPlayerTM, we record 1 minute of listening time. If a session lasts between 1 and 59 seconds, we record 30 seconds of listening time. At ten-minute intervals following the session being created, we count each 10 minute period as listening time. So for example, if a user launched the UniversalPlayerTM at 11:00am, we will recognize 1 minute of listening time at 11:01, then 10 minutes of listening time at 11:10, 20 minutes at 11:20, etc.

Stations are defined as the total of all stations created by broadcasters that utilize the Platform. A single broadcaster may create many stations and these stations may be active or inactive.

Events are user interactions such as a 10 minute interval, clicking song like/dislike, sharing what they are listening to, checking the news through our news app in the player, etc. The last event we see for the user is considered the end of their session. We then take that time minus the time the session started to determine how long the session is. So for example, if a user launched the UniversalPlayerTM at 11am, and liked a song at 11:07am, but exited the player at 11:09am, we would recognize 7 minutes of listening.

Comparison of the Three Months Ended November 30, 2014 and November 30, 2013

	For the Three Months Ended November 30, 2014	For the Three Months Ended November 30, 2013
Revenue:
Advertising	$309,108	$515,577
Services	11,000	8,250
Total revenue	$320,108	$523,827

Revenues for the three months ended November 30, 2014 and 2013, totaled $320,108 and $523,827 respectively. We generated revenues from video and display Ads utilizing our Platform. The quarterly year over year decline can be attributed to several factors. Education related revenue decreased quarterly year over year by $60,587.40 as a result of the sale of the education call center in 2013 and no education related revenue in 2014. Video revenue decreased quarterly year over year by $60,758.56 attributable to overall industry technical changes and ad related errors including Vpaid errors, ad response times, increased latency, creative errors and creative load time. Tighter buying and targeting criteria by Customers as a result of quality scoring from companies such as Integral Ad Science and ForensIQ also reduced buys from some Customers. Display revenue decreased quarterly year over year by $81,829.44. Our largest buyer of display traffic decreased by $138,244.59 quarterly year over year as a result of decreased demand. While we were able to make up for some of this shortfall with other Customers, the decrease from this Customer accounted for the majority of the decline. The Company began focusing more of its effort on filling advertisements in the display and video category within the Platform itself as opposed to display and video advertisements in traditional internet webpage formats. We anticipate generating additional advertising revenues from the launch of several new product offerings and certain new significant partnerships during the year ending August 31, 2015.

	For the Three Months Ended November 30, 2014	For the Three Months Ended November 30, 2013
Costs of revenues:
Media network	$105,582	$127,843
Depreciation and amortization	68,646	82,296
Colocation services	38,334	47,700
Broadcaster commissions	45,131	63,793
Other	2,454	73,025
Total costs of revenue	$260,147	$394,757

Costs of revenues for the three months ended November 30, 2014 and 2013, totaled $260,147 and $394,757, respectively. Each reporting period we have recorded substantial amortization costs associated with the Platform. The amortization costs associated with the Platform have been fully amortized as of November 30, 2014. In order to operate the Platform and the RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we require substantial computing power, hosting and streaming hosting. We operate a substantial technology center at our offices in Santa Barbara, California but also utilize a contracted facility in Los Angeles, California, to support our operations and ensure our systems and content delivery maintain our service level agreements. We refer to these costs as colocation services. Colocation services costs should increase as our business grows. However, our current costs should remain fixed until and if we reach a substantial listener hours level that exceeds approximately 15,000,000 hours per month. We currently generate approximately 750,000 listener hours per month. Our advertising sales arrangements with over 5,500 stations facilitate us paying the broadcasters a monthly revenue sharing fee. We refer to these costs as broadcaster commissions. Broadcaster commissions are paid on ad inventory we purchase from the broadcasters, not on Ad Inventory we receive as a barter from the broadcasters. Other costs of sales include media network costs associated with the distribution of our content across a variety of advertising networks, streaming costs, and various application technologies that support our primary product offerings.

	Three Months Ended November 30, 2014	Three Months Ended November 30, 2013
Operating expenses
Product development	$8,999	$82,752
Officer compensation	48,000	120,000
Sales and marketing	40,849	42,639
Other	217,359	156,569
Total operating expenses	$315,207	$401,960

Operating expenses for the three months ended November 30, 2014 and 2013, totaled $315,207 and $401,960, respectively. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio and the WatchThisTM technology, as well as Officer compensation related to accrued but primarily unpaid salaries for our two primary executives officers. Marketing and sales costs incurred were primarily related to the labor costs of employing our sales force. Our sales force markets our products on a daily basis. We expect these costs to increase in the current fiscal year. Rents were primarily related to three leases we are obligated under for our Santa Barbara, California office. Consultant expenses included fees incurred with certain personnel primarily related to finance, business development and investor relations services. Professional fees included accounting, auditing and legal fees associated with public company matters. Travel and entertainment was associated with ongoing business development and investor relations activities. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

	Three Months Ended November 30, 2014	Three Months Ended November 30, 2013
Other income (expenses)
Other income (expense)	$(26,457)	$2,625
Interest expense	(72,557)	(68,071)
Interest expense – accretion	(122,569)	(9,612)
Gain on disposal of education lead generation	-	111,865
Change in fair value of derivatives	(4,575,975)	588,329
Total other income (expenses)	$(4,797,558)	$625,136

Other (expense) income for the three months ended November 30, 2014 and 2013, totaled $(4,797,558) and $625,136, respectively. We generated interest income on the note receivable. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit, among others. During November 2013, we completed the sales of our education lead generation vertical, Student Matching Service. We also recorded the accretion of various debt discounts associated with our convertible promissory notes. The accretion is a result of the amortization of the debt discounts associated with the convertible promissory notes over the term of the convertible promissory notes. As a result of the derivative classification regarding the beneficial conversion feature on some of our convertible notes, the derivative liabilities have to be re-measured as of each reporting date. For the three months ended November 30, 2014 and 2013, the re-measurement resulted in an increase (decrease) to the derivative liabilities of $4,575,975 and ($588,329), respectively. If the convertible promissory notes issued to the Creditor #2 remain outstanding at any time subsequent to the six-month anniversary of the date the convertible promissory notes were issued, a derivative liability exists and will have to be measured as of each reporting date. Similarly, if any portion of the Vendor Note remains outstanding at the reporting date, the derivative liability has to be re-measured as of the reporting date. During the three months ended November 30, 2014, the Company's stock price increased substantially from August 31, 2014 which impacted the valuation of the derivative liabilities.

We did not generate taxable profits for the three months ended November 30, 2014 and 2013, respectively. As a result, no provision for income taxes was recorded during either period.

Liquidity and Capital Resources

As of November 30, 2014 we had cash totaling $2,711, which consisted of cash funds held at major financial institutions. We had net a working capital deficit of $8,167,919 as of November 30, 2014, compared to a net working capital deficit of $3,422,944 as of August 31, 2014. Our principal uses of cash during the three months ending November 30, 2014 were funding our operations.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the three months ended November 30, 2014, the Company recorded an operating loss of $5,052,804 and used cash flow from operations of $36,661. As of November 30, 2014, the Company had a working capital deficit of $8,167,919, indicated that the Company may have difficulty continuing as a going concern.

Management is confident but cannot guarantee that the Company will be able to raise additional capital in order to repay debts and continue operations. During the year ending August 31, 2015, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others. The Company’s normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management’s business plan. Additionally, the Company is currently in default on its capital lease. As a result, the lessor may decide to take back its equipment. If that occurs then the Company would likely need to lease third party servers in order to continue operating its business. Since inception and through August 31, 2014, the Company has successfully raised a significant amount of capital. Additionally, the Company anticipates launching several new product offerings in the second quarter of its fiscal year ending August 31, 2015. The Company expects those products to be profitable but notes that it will require significant capital for product development and ultimately commercial deployment. However, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to reach break-even and become profitable. If the Company is unable to become profitable or sustain its cash flow, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Capital Expenditures

Based on current estimates, we believe that our anticipated capital expenditures will be adequate to implement our current plans.

Historical Trends

The following table summarizes our cash flow data for the three months ended November 30, 2014 and 2013.

	Three Months Ended November 30, 2014	Three Months Ended November 30, 2013

Net cash used in operating activities	$(36,661)	$(195,383)
Net cash used in investing activities	(174,624)
Net cash provided by financing activities	187,406	193,617

Cash flow used in operating activities totaled $36,661 for the three months ended November 30, 2014, compared to $195,383 used for the three months ended November 30, 2013. Operating cash flow was negative during the three months ended November 30, 2014 as we continued operations and a focused effort on product development and efforts towards certain potential significant partnerships with third parties within the digital media industry.

Cash flow used in investing activities totaled $174,624 for the three months ended November 30, 2014, compared to $0 for the three months ended November 30, 2013. The increase in cash used in investing activities relates to internally developed products in which the capitalization criteria has been met.

Cash flow provided by financing activities totaled $187,406 for the three months ended November 30, 2014, compared to $193,617 for the three months ended November 30, 2013. We raised substantial capital through the issuance of convertible promissory notes, net proceeds from the line of credit, and advances from our primary executive officers during the three months ended November 30, 2014 and 2013, respectively.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..

Not required for a smaller reporting company.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2014. This evaluation was accomplished under the supervision and with the participation of our Chief Executive Officer, who also serves as our Chief Financial Officer, who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

STREAMTRACK, INC.

Date: January 14, 2015	By:	/s/ Michael Hill
	Name:	Michael Hill
	Title:	Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

