Form 10-Q
period 2015-02-28
STREAMTRACK, INC.
filed 2015-04-20
CIK 1442376

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

At April 13, 2015 there were 1,604,072,233 shares of the Company’s common stock outstanding.

2

StreamTrack, Inc.

Consolidated Balance Sheets

 (unaudited)

	As of February 28, 2015	As of August 31, 2014
Assets:
Current assets
Cash	$7,991	$26,590
Accounts receivable, net of allowances of $6,000 and $6,000, respectively	200,318	314,731
Prepaid expenses	10,511	16,858
Other current assets	15,828	10,150
Total current assets	234,648	368,329
Property and equipment, net	602,665	499,315
Other assets
Notes receivable	176,250	171,000
Other assets	51,353	45,853
Total other assets	227,603	216,853
Total assets	$1,064,916	$1,084,497

Liabilities and Stockholders' Deficit
Current liabilities
Account payable and accrued expenses	$1,105,058	$1,109,456
Line of credit	544,695	532,305
Derivative liabilities embedded within convertible notes payable	971,036	1,022,350
Capital lease payable - in default	59,204	63,704
Related party payables	109,924	8,062
Convertible notes payable, net of discount of $81,628 and $79,328, respectively	687,566	745,445
Related party convertible notes payable, net of discount of $2,690 and $15,046, respectively	172,310	309,951
Total current liabilities	3,649,793	3,791,273
Long term liabilities
Convertible notes payable, net of discount of $104,610 and $0, respectively	128,281	10,000
Related party convertible notes payable, net of discount of $735,190 and $0, respectively	149,274	85,134
Related party payables	-	626,864
Total long term liabilities	277,555	721,998
Total liabilities	3,927,348	4,513,271

Series C preferred stock; $0.0001 par value; 20,000 shares authorized; 500 shares issued and outstanding as of February 28, 2015	75,000	-

Commitments and contingencies (note 5)
Stockholders' Deficit:
Series A preferred stock; $0.0001 par value; 100 shares authorized; 0 shares issued and outstanding as of February 28, 2015 and August 31, 2014	-	-
Series B preferred stock; $0.0001 par value; 200,000 shares authorized; 200,000 shares issued and outstanding as of February 28, 2015 and August 31, 2014	20	20
Common stock, $0.0001 par value; Unlimited shares authorized at February 28, 2015; 1,000,000,000 shares authorized at August 31, 2014; 968,543,899 shares issued and outstanding at February 28, 2015; 202,247,023 shares issued and 184,786,023 shares outstanding as of August 31, 2014	96,853	18,479
Additional paid-in capital	3,334,084	2,109,652
Accumulated deficit	(6,368,389)	(5,556,925)
Total stockholders' deficit	(2,937,432)	(3,428,774)
Total liabilities and stockholders' deficit	$1,064,916	$1,084,497

The accompanying notes are an integral part of the consolidated financial statements.

 StreamTrack, Inc.

Consolidated Statements of Operations

 (unaudited)

	For the Three Months Ended February 28, 2015	For the Three Months Ended February 28, 2014	For the Six Months Ended February 28, 2015	For the Six Months Ended February 28, 2014
Revenues:
Advertising	$209,286	$386,810	$518,394	$902,387
Services	8,250	8,250	19,250	16,500
Total revenues	217,536	395,060	537,644	918,887

Costs of sales:
Media network	86,001	129,386	191,583	257,329
Depreciation and amortization	9,340	82,296	77,986	164,592
Colocation services	38,334	47,850	76,668	95,550
Broadcaster commissions	21,804	37,095	66,935	100,888
Other costs	928	2,558	3,382	75,583
Total costs of sales	156,407	299,185	416,554	693,942

Gross profit	61,129	95,875	121,090	224,945

Operating expenses:
Product development	5,250	32,976	14,249	115,728
Officer compensation	10,499	120,000	58,499	240,000
Sales and marketing (including stock compensation of $0, $0, $0 and $8,262, respectively)	36,129	22,176	76,978	64,815
Other expenses	221,150	139,904	438,509	296,473
Total operating expenses	273,028	315,056	588,235	717,016

Loss from operations	(211,899)	(219,181)	(467,145)	(492,071)

Other income (expense):
Other income (expense)	(30,224)	2,625	(56,681)	5,250
Interest expense (including accretion of debt discount of $209,191, $10,925, $331,760 and $20,537, respectively)	(300,178)	(87,916)	(495,305)	(165,599)
Loss on extinguishment	(66,537)	8,499	(66,537)	120,364
Change in fair value of derivatives	4,850,179	(534,359)	274,204	53,970
Total other income (expense)	4,453,240	(611,151)	(344,319)	13,985

Income (loss) before provision for income taxes	4,241,341	(830,332)	(811,464)	(478,086)

Provision for income taxes	-	-	-	-

Net income (loss)	$4,241,341	$(830,332)	$(811,464)	$(478,086)

Basic net income (loss) per common share attributable to common stockholders	$0.01	$(0.04)	$(0.00)	$(0.02)
Diluted net income (loss) per common share attributable to common stockholders	$0.00	$(0.04)	$(0.00)	$(0.02)
Weighted-average number of shares used in computing basic per share amounts	746,259,588	21,501,826	520,396,235	25,405,871
Weighted-average number of shares used in computing dilutive per share amounts	20,028,323,474	21,501,826	520,396,235	28,405,871

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended February 28, 2015	For the Six Months Ended February 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(811,464)	$(478,086)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation and stock for services	-	24,516
Depreciation and amortization	204,764	169,262
Re-measurement of derivative liabilities	(274,204)	(53,970)
Accretion of debt discount	331,760	20,537
Stock issued for services and finance fees	56,241	-
Amortization of finance fees	5,144	20,833
Loss on extinguishment of debt	66,537	-
Changes in operating assets and liabilities:
Accounts receivable	114,413	27,706
Prepaid expenses	6,347	3,082
Other current assets	(5,678)	(15,011)
Accounts payable and accrued expenses	209,187	(2,877)
Related party payables	101,862	-
Net cash provided by (used in) operating activities	4,909	(284,008)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(308,114)	-
Other assets	(5,500)	-
Net cash used in investing activities	(313,614)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	115,000	10,000
Payments on related party notes payable	(89,284)	-
Note receivable	(5,250)	(5,250)
Proceeds from line of credit	12,390	124,387
Payments on capital lease	(4,500)	(9,000)
Proceeds from issuance of convertible promissory notes - net advances from related parties	261,750	158,411
Net cash provided by financing activities	290,106	278,548

Change in cash and cash equivalents	(18,599)	(5,460)
Cash and cash equivalents, beginning of period	26,590	7,980
Cash and cash equivalents, end of period	$7,991	$2,520

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$983
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Issuance of common stock for conversion of debt and accrued interest	$130,576	$69,661
Issuance of preferred stock in satisfaction of amounts owed to officers	$-	$200,000
Acquisition of assets with issuance of common stock	$-	$42,500
Beneficial conversion feature recorded on convertible debt	$938,614	$7,895
Issuance of common stock for accounts payable	$165,231	$-
Financing fees added to Line of Credit	$45,000	$-

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

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for year ended August 31, 2014. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, StreamTrack Media, Inc. and RadioLoyalty, Inc., California corporations. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the six months ended February 28, 2015, the Company recorded an operating loss of $467,145 and a net loss of 811,464. As of February 28, 2015, the Company had a working capital deficit of $3,415,145, which excluding the derivative liability was $971,036 indicated that the Company may have difficulty continuing as a going concern.

Management is confident but cannot guarantee that the Company will be able to raise additional capital in order to repay debts and continue operations. For the twelve months ending August 31, 2015, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others of $144,420, $1,149,770, and $63,704, respectively. The Company's normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management’s business plan. Since inception and through the date of these financial statements, the Company has successfully raised a significant amount of capital through debt and equity offerings. The Company anticipates launching several new product offerings and initiating certain new significant partnerships during the fiscal year ending August 31, 2015. The Company expects those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. The Company will attempt to have its potential partners pay for the some of these costs but management cannot be certain that it will succeed in entering into such arrangements. Management may potentially make a business decision to move forward, delay, or cancel certain partnerships because of the Company’s overall capital needs. Nonetheless, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan and become profitable. If the Company is unable to become profitable and sustain positive cash flow from operations, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

2. Composition of Certain Financial Statement Captions

Property and Equipment

Property and equipment consisted of the following:

	February 28, 2015	August 31, 2014

Software	$1,555,346	$1,247,232
Servers, computers, and other related equipment	198,924	198,924
Leasehold improvements	1,675	1,675
	1,755,945	1,447,831
Less accumulated depreciation and amortization	(1,153,280)	(948,516)
Property and equipment, net	$602,665	$499,315

Depreciation expense totaled $204,764 and $169,262 for the six months ended February 28, 2015 and 2014, respectively. There have been no write-offs or impairments of property and equipment since the Company’s inception on November 30, 2011.

Note Receivable

At February 28, 2015, note receivable consisted of a $150,000 convertible promissory note and $26,250 in accrued interest. The note bears interest at 7% and is due from a digital content provider on or before August 28, 2016. The balance owed can be converted into either preferred stock or common stock of the digital content provider, at the Company’s election, subject to certain conditions and contingencies. The Company agreed to work with the digital content provider to make modifications to its Universal PlayerTM technology platform to better suit the digital content provider’s specific needs. The Company received a $25,000 deposit previously. The Company has recorded the remaining fees, which are recorded as a note receivable.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	February 28, 2015	August 31, 2014

Accounts payable	$801,810	854,207
Accrued interest	128,804	75,736
Accrued broadcaster commissions	75,064	60,695
Accrued consulting fees	10,000	43,333
Credit card	89,380	75,485
Accounts payable and accrued expenses	$1,105,058	1,109,456

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2015 and August 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term in nature or they are payable on demand.

The fair value of these financial assets and liabilities was determined using the following inputs:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Fair values as of February 28, 2015
Liabilities:
Derivative liabilities	$-	$971,036	-	$971,036

Total liabilities measured at fair value	$-	$971,036	-	$971,036

Fair values as of August 31, 2014
Liabilities:
Derivative liabilities	$-	$1,022,350	-	1,022,350

Total liabilities measured at fair value	$-	$1,022,350	-	1,022,350

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

Disposition

On November 15, 2013, the Company entered into an Asset Purchase Agreement with Dane Media, LLC (the "Agreement"), a New Jersey limited liability company ("Dane Media") pursuant to which, for an aggregate purchase price of $150,000, Dane Media purchased from StreamTrack, its (i) Student Matching Services (as defined in the Agreement), (ii) each of (A) www.studentmatchingservice.com and (B) www.studentmatchingservices.com, and (iii) each of the (A) Call Center Agreement, and the (B) Data/List Management Agreement (as each are described in the Agreement).

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

In connection with the settlement, during the six months ended February 28, 2015 the Company issued 223,423,000 shares of common stock to ASC in which gross proceeds of $221,472 were generated from the sale of the common shares. In connection with the transaction, ASC received fees of approximately $56,681 and provided payments of approximately $164,791 to settle outstanding vendor payables. The remaining amount on the settlement of liabilities owed by the Company to ASC is in the aggregate amount of approximately $151,730 as of February 28, 2015. The Company cannot reasonably estimate the amount of proceeds ASC expects to receive from the sale of these shares which will be used to satisfy the liabilities. Thus, the Company accounts for the transaction as the shares are sold and the liabilities are settled. All amounts are included within accounts payable. Shares which are held by ASC at each reporting period are accounted for as issued but not outstanding.

Legal Proceedings

The Company is potentially subject to various legal proceedings and claims arising in the ordinary course of its business. There are no pending legal proceedings against the Company as of the date of these financial statements.

6. Capital Lease

The Company leased computer servers and related hardware under capital lease agreements. The lease terms are typically from three to five years, depending on the type of equipment. The leased equipment typically has a bargain purchase price, and qualifies for treatment as a capital lease. For book purposes, the assets are amortized over their estimated useful lives. As of February 28, 2015 and August 31, 2014, assets under capital leases had been fully depreciated.

On March 22, 2013, the Company reached a settlement and release agreement with IBM Credit, LLC, (“IBM”) the lessor associated with the Company’s computer servers and software classified under capital lease. The balance owed to IBM as of March 22, 2013 was agreed to be $108,704. The Company agreed to make payments of $9,000 per month, with a final payment of $9,704 on March 1, 2014, in order to satisfy this balance. As of February 28, 2015 and as of the date of these financial statements, the Company was in default of this agreement and the amount outstanding of $59,204 is reflected as a current liability on the accompanying balance sheet.

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

The related party payable as of February 28, 2015 and August 31, 2014 consists of unpaid compensation and non-interest bearing cash advances and charges on personal credit lines made on behalf of the Company by the Executives. The balances owed to the Executives are not secured and are due on demand. Interest will be charged on these balances. During the six months ended February 28, 2015, the Executives converted a significant portion of amounts due to them for unpaid compensation and other advances to long-term convertible notes payable, see Note 8 for additional information. In addition, the Executives agreed to a temporary reduction in their annual salary from $240,000 to $50,000 per annum for the period from December 1, 2014 to May 31, 2015.

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

On March 31, 2015, the Company executed an extension to this agreement whereby the maturity date has been extended to December 31, 2015. The Lender financing is currently capped at $545,692 which begins decreasing to $500,000 on April 30, 2015; $450,000 on June 30, 2015; and $300,000 on September 30, 2015 and the remainder on December 31, 2015.

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

Vendor Convertible Note

On November 1, 2012, the Company issued a convertible note for $140,000 (the “Vendor Note”) to a former Vendor ("Vendor"). The Vendor Note was executed on November 1, 2012 and was immediately convertible into the Company’s common stock at a 50% discount to the lowest bid price for the five days prior to the conversion date. The table below details the transactions with the Vendor during the six months ended February 28, 2015.

Vendor Note, principal balance as of August 31, 2014	$35,300
Conversion of Vendor Note to common stock (119,750,000 common shares issued)	(31,050)
Vendor Note, principal balance, February 28, 2015	$4,250

Since the number of shares the Vendor Note was convertible into was indeterminable, the Company determined a derivative liability was embedded within the Vendor Note. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $190,927 as of November 1, 2012. As a result of the valuation of the derivative liability being in excess of the value of the proceeds of the Vendor Note by $50,927, this amount was recorded within change in fair value of derivatives by the Company on November 1, 2012. The debt discount associated with the Vendor Note was immediately expensed to interest expense as a result of the Vendor Note being immediately convertible and due on demand.

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

Creditor #2 Convertible Promissory Notes

In April 2014, the Creditor entered into an exchange agreement with another lender (the “Creditor #2”) whereby the Creditor transferred the Creditor's notes and accrued interest to Creditor #2. In April, the Company entered into i) a note agreement for $284,560 representing amounts transferred from the Creditor; ii) two $125,000 notes in which the proceeds were received on the same date (collectively referred to as the “Creditor #2 Notes”) with Creditor #2. The Creditor #2 Notes bear interest per annum at 10.0%, payable six months after the issuance date and are convertible on the date of issuance based upon based upon a 45% discount to lowest trading price, for the 15 trading days prior to conversion. As a result, the lower the stock price at the time the Creditor #2 converts the Creditor #2 Notes, the more common shares the Creditor #2 will receive. The table below details the transactions with the Creditor #2 during the six months ended February 28, 2015.

Creditor #2 Notes, principal balance as of August 31, 2014	$464,449
Conversion of Creditor #2 Notes to common stock (317,518,210 common shares issued)	(62,376)
Creditor #2 Notes, principal balance as of February 28, 2015	$402,073

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

During the six months ended February 28, 2015, the Company amortized the remaining discount of $62,500 to interest expense. The discount was the result of a derivative liability recorded in connection with the Creditor #2 Notes in fiscal 2014.

Creditor #3 Convertible Promissory Note

In December 2014, a convertible promissory note holder ("Holder") entered into an exchange agreement with another lender (the “Creditor #3”) whereby the Holder transferred the Holder’s notes and accrued interest to Creditor #3. In December 2014, the Company entered into i) a note agreement for $150,000 representing the principal amount transferred from the Holder. The Creditor #3 Note bears interest per annum at 10.0%, due on August 22, 2015 and is convertible on the date of issuance based upon based upon a 25% discount to lowest trading price, for the 5 trading days prior to conversion. As a result, the lower the stock price at the time the Creditor #3 converts the Creditor #3 Notes, the more common shares the Creditor #3 will receive. The table below details the transactions with the Creditor #3 during the six months ended February 28, 2015.

Creditor #3 Notes, principal balance as of August 31, 2014	$-
Transfer from 3rd party	150,000
Conversion of Creditor #2 Notes to common stock (92,777,777 common shares issued)	(37,150)
Creditor #3 Notes, principal balance as of February 28, 2015	$112,850

To the extent the Creditor #3 converts the Creditor #3 Note and then sells its common stock, the market price of the common stock may decrease due to the additional shares in the market. This could allow the Creditor #3 to receive greater amounts of common stock upon conversion. The sale of each share of common stock could further depress the stock price. Due to the floating conversion price of the notes, the Company does not know the exact number of shares that the Creditor #3 would be issued upon conversion. The shares issuable upon conversion of the Creditor #3 Note may result in substantial dilution to the interests of the Company’s other shareholders. In this regard, even though the investor may not hold shares amounting to more than 9.99% of the outstanding shares at one time, this restriction does not prevent the investor from selling some of its holdings and then receiving additional shares. In this way, the investor could sell more than the 9.99% limit while never holding more than the limit.

During the six months ended February 28, 2015, the Company recorded a discount of $150,000 due to the derivative liability, as discussed below in Note 9, having a fair market value in excess of the principal amount of the convertible note. During the six months ended February 28, 2015, the Company amortized $75,000 of the discount to interest expense. As of February 28, 2015, the carrying amount of the discount was $75,000 which will be amortized during fiscal 2015.

Convertible Promissory Notes

As of February 28, 2015, the Company has outstanding 24 convertible promissory notes issued between December 2011 and February 2015. The convertible promissory notes bear interest at either 4% or 8% per annum and are due in full, including principal and interest, two-three years from the issuance date ranging from August 2014 to February 2018. The convertible promissory notes also include a conversion option whereby the holders may elect at any time to convert any portion or the entire balance into the Company’s common stock at conversion prices ranging from $0.0001 to $1.25. The table below details the transactions associated with the convertible promissory notes during the six months ended February 28, 2015.

Convertible Promissory Notes, principal balance as of August 31, 2014	$745,134
Proceeds received from additional Convertible Promissory Notes - Related Party	261,750
Conversion of accrued salaries and advances to Convertible Promissory Notes - Related Party	626,864
Proceeds received from additional Convertible Promissory Notes	147,912
Note transferred to Creditor #3	(150,000)
Payments on Convertible Promissory Notes - Related Party	(89,284)
Convertible Promissory Notes, principal balance as of February 28, 2015	$1,542,376

Of the convertible promissory notes outstanding, $1,059,464 are held by related parties. These related parties consist of the Company's officers, former officers, significant shareholders or entities controlled by these individuals. As of February 28, 2015 and August 31, 2014, $175,000 of these notes were included within the current portion of convertible promissory notes on the accompanying balance sheet as the note was due within one year of the balance sheet.

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

In addition, six of the convertible promissory note purchasers were issued warrants to purchase shares of the Company's common stock. The valuation of the stock warrants and the beneficial conversion feature associated with the issuance of convertible promissory notes utilized valuation inputs and related figures provided by a professional and independent valuation firm. The Company allocated a portion of the proceeds received from the convertible promissory notes to the warrants using the relative fair value resulting in a debt discount to each convertible promissory note.

The discounts are amortized over the term of the convertible promissory note using the straight line method. The amortized value for each period is recorded as an offset against the debt discount on the balance sheet, classified as interest expense - accretion in the statement of operations and as accretion of debt discount within the statement of cash flows. During the six months ended February 28, 2015, the Company recorded a beneficial conversion feature of $1,011,505 in connection with the issuance of $1,031,505 in convertible notes. The increase in convertible notes payable during the six months ended February 28, 2015 of $1,031,505, $156,750 related to proceeds received from the Company's Chief Executive Officer, $100,000 in proceeds from the Chief Executive Officer of StreamTrack Media, Inc., $115,000 in proceeds from third parties, $32,891 in conversions of amounts payable to a third party to a note, $316,758 in salary and advances due to our Chief Executive Officer converted to a convertible note payable and $310,106 in salary and advances due to StreamTrack Media, Inc.'s Chief Executive Officer converted to a convertible note payable. During the six months ended February 28, 2015 and 2014, $191,755 and $20,537 of the discounts were amortized to interest expense, respectively. As of February 28, 2015, $849,118 discounts remained which will be expensed in fiscal 2015 through 2018.

On December 24, 2014, the Company entered into a convertible note agreement for $114,350 with a third party. Under the terms of the agreement the third party was to provide the Company with $81,459 in cash and relief of $48,333 in accrued consulting fees due to the third party. In addition, the Company agreed to issue 10,000,000 share of common stock and 500 shares of Series C Preferred Stock. The convertible note incurs interest at a rate of 4% per annum, is due December 24, 2016 and is convertible into shares of the Company's common stock on the date of issuance based upon based upon a 10% discount to lowest trading price, for the 15 trading days prior to conversion. As of February 28, 2015, proceeds of $40,000 had been received. Upon receipt the remaining proceeds, the Company will record additional discounts and a derivative liability. Subsequent to February 28, 2015, the remaining $41,459 was received.

The Company recorded the difference between the convertible note less proceeds received and accrued consulting fees plus the fair market value of the common stock of $7,000 and Series C Preferred Stock of $75,000 as a loss on extinguishment of $66,537. The common stock valued using the closing market price of the Company's common stock on the date of the transaction. The Series C Preferred Stock was valued based upon each share of Series C Preferred Stock being convertible into $150 in fair market value of the Company’s common stock.

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

On the six-month anniversary of Creditor Notes, the Company measures and records a derivative liability using the input attributes disclosed below. On February 28, 2014, the Company re-measured the derivative liability using the weighted average input attributes below and determined the value to be $507,310 of which an expense of $24,250 was classified as “change in fair value of derivatives” and was recorded for the six months ended February 28, 2014 in the statement of operations.

February 28, 2014

Expected life (in years)	0.10
Balance of note and accrued interest outstanding	$303,578
Stock price	$0.0070
Effective conversion price	$0.0026
Shares issuable upon conversion	1,115,201,123
Risk-free interest rate	0.04%
Expected volatility	61.83%
Expected dividend yield	-

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

On February 28, 2015, the Company re-measured the derivative liability using the input attributes below and determined the value to be $731,080 of which $215,239 was classified as income within “change in fair value of derivatives” and was recorded for the six months ended February 28, 2015 in the statement of operations.

February 28, 2015

Expected life (in years)	0.50
Balance of note outstanding	$402,094
Stock price	$0.0001
Effective conversion price	$0.00006
Shares issuable upon conversion	7,310,800,000
Risk-free interest rate	0.5%
Expected volatility	308.36%
Expected dividend yield	-

Creditor #3 Note

The Creditor #3 Note was immediately convertible into the Company’s common stock at a 25% discount to the lowest traded price for the five days prior to the conversion date. As a result of the fact that the number of shares the Creditor #3 is convertible into is indeterminable, the Company determined a derivative liability was embedded within the Creditor #3. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $50,000 as of December 24, 2014. As a result of the valuation of the derivative liability being in excess of the value of the carrying value of Creditor #3 by $50,000, a loss on derivative liability of $50,000 was recorded by the Company.

On February 28, 2015, the Company re-measured the derivative liability using the input attributes below and determined the value to be $150,467 of which $49,533 was classified as income within “change in fair value of derivatives” and was recorded for the six months ended February 28, 2015 in the statement of operations.

	February 28, 2015	December 24, 2014

Expected life (in years)	0.50	0.80
Balance of note outstanding	$112,850	$150,000
Stock price	$0.0001	$0.0007
Effective conversion price	$0.00008	$0.0005
Shares issuable upon conversion	1,504,666,667	333,333,333
Risk-free interest rate	0.50%	0.50%
Expected volatility	308.36%	308.36%
Expected dividend yield	-%	-%

Vendor Note

The Vendor Note was executed on November 1, 2012 and was immediately convertible into the Company’s common stock at a 50% discount to the lowest bid price for the five days prior to the conversion date. As a result of the fact that the number of shares the Vendor Note was convertible into was indeterminable, the Company determined a derivative liability was embedded within the Vendor Note. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $190,927 as of November 1, 2012. As a result of the valuation of the derivative liability being in excess of the value of the proceeds of the Vendor Note by $50,927, a deemed dividend of $50,927 was recorded by the Company on November 1, 2012. The debt discount of $140,000 associated with the Vendor Note was immediately expensed to interest expense – accretion as a result of the Vendor Note being immediately convertible and due on demand.

On February 28, 2015, the Company re-measured the derivative liability using the input attributes below and determined the value to be $8,500 of which $67,531 was classified as income within “change in fair value of derivatives” and was recorded for the six months ended February 28, 2015 in the statement of operations.

On February 28, 2014, the Company re-measured the derivative liability using the weighted average input attributes below and determined the value to be $216,795 of which $97,219 was classified as income within “change in fair value of derivatives” and was recorded for the six months ended February 28, 2014 in the statement of operations.

	February 28, 2015	February 28, 2014

Expected life (in years)	0.50	0.10
Balance of note outstanding	$4,250	$90,700
Stock price	$0.0001	$0.0070
Effective conversion price	$0.00005	$0.0021
Shares issuable upon conversion	85,000,000	44,243,902
Risk-free interest rate	0.50%	0.04%
Expected volatility	380.36%	61.83%
Expected dividend yield	-%	-%

Convertible Promissory Note

As discussed in Note 8, on December 24, 2014 the Company issued a $72,890 promissory note to a third party. The convertible promissory note was immediately convertible into the Company’s common stock at a 10% discount to the lowest traded price for the five days prior to the conversion date. As a result of the fact that the number of shares the promissory note is convertible into is indeterminable, the Company determined a derivative liability was embedded within the promissory note. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $94,487 as of December 24, 2014. As a result of the valuation of the derivative liability being in excess of the value of the carrying value of convertible promissory note by $21,597, a loss on derivative liability of $21,597 was recorded by the Company.

On February 28, 2015, the Company re-measured the derivative liability using the input attributes below and determined the value to be $80,989 of which $13,498 was classified as income within “change in fair value of derivatives” and was recorded for the six months ended February 28, 2014 in the statement of operations.

	February 28, 2015	December 24, 2014

Expected life (in years)	1.90	2.00
Balance of note outstanding	$72,890	$72,890
Stock price	$0.0001	$0.0007
Effective conversion price	$0.00009	$0.0005
Shares issuable upon conversion	809,888,889	134,981,481
Risk-free interest rate	0.50%	0.50%
Expected volatility	308.36%	308.36%
Expected dividend yield	-%	-%

10. Stockholders’ Equity

Series A Preferred Stock

Each share of Series A Preferred Stock has voting rights equal to the voting equivalent of the common stock into which it is convertible at the time of the vote. The holders of the Series A Preferred Stock are not entitled to dividends. The Series A Preferred Stock has no preferential rights to the Company’s common stock and will share in any liquidation proceeds with the common stock on an as converted basis. No shares of Series A Preferred Stock are outstanding as of February 28, 2015.

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

Series C Preferred Stock

Effective December 29, 2014, the Company filed a Certificate of Designation of Series C Convertible Preferred Stock (the “Series C”) with the Secretary of State of Wyoming. Pursuant to the Series C, the Company designated 20,000 shares of its blank check preferred stock as Series C Preferred Stock. Each share of Series C is convertible into $150 in fair market value of the Company’s common stock, which fair market value will be equal to the average closing price of the common stock on the over-the-counter market during the 10 trading days immediately prior to the delivery to the Company of a conversion notice. The Series C will share in any liquidation proceeds with the common stock on an as-converted basis, will not have voting rights prior to being converted to common stock, and in the event of any payment of dividends by the Company, will be entitled to dividends on an as-converted basis with the common stock. The Company has presented the Series C outside of stockholders' equity due to the variable conversion price.

See Note 8 for discussion related to the issuance of Series C.

Common Stock

Each share of common stock has the right to one vote per share. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company, whenever funds are legally available, subject to the rights under any outstanding preferred stock.

Effective February 17, 2015, the Company filed Articles of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Wyoming to (i) increase the Company’s authorized shares of common stock from 1,000,000,000 to an unlimited number; and (ii) allow for shareholders to take actions by the written consent of the holders of outstanding shares having not less than the minimum number of votes that would be required to authorize or take the action at a meeting at which all shares entitled to vote on the action were present and voted.

See Note 8 for discussion related to the issuances of common stock.

Detachable Stock Warrants

As of February 28, 2015, the Company has a total of 287,500 detachable stock warrants outstanding. The warrants have a three-year term and are exercisable into the Company’s common stock at an exercise price of $0.41 per share.

Stock Based Compensation

The fair value of the Company’s Restricted Stock Units (“RSUs”) is expensed ratably over the vesting period. RSUs vest daily on a cliff basis over the service period, generally three years. The Company recorded stock-based compensation expense related to restricted stock units of $8,262 during the six months ended February 28, 2014. As of February 28, 2015, all compensation costs related to RSUs has been recognized.

11. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period.

Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, including convertible debt instruments, preferred stock, restricted stock unit grants and detachable stock warrants. Basic and diluted net loss per share for the six months ended February 28, 2015 and the three and six months ended February 28, 2014 was the same as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following is the calculation of dilutive shares for the three months ended February 28, 2015.

For the Three Months Ended February 28, 2015

Weighted-average common shares outstanding used in computing basic net income per share:	968,543,899
Common stock equivalents:
Creditor #2 Notes	7,310,800,000
Creditor #3 Note	1,504,667,667
Vendor Note	85,000,000
Convertible promissory note	809,889,889
Convertible promissory notes	8,667,604,837
Series B Preferred Stock (A)	-
Series C Preferred Stock	681,818,182
Weighted-average common shares outstanding used in computing dilutive net income per share:	20,028,323,474

The following is the reconciliation of net income used in the calculation of the dilutive income per share for the three months ended February 28, 2015.

For the Three Months Ended February 28, 2015

Net income available to common stock holders:	$4,241,371
Adjustments:
Accrued interest on convertible notes	128,113
Accretion of discount on convertible notes	331,760
Net income used in the calculation of the dilutive income per share:	$4,701,214

(A) The Series B Preferred Stock is only convertible on a qualified financing in excess of $5.0 million. Thus, the potential dilutive shares have not been included within the calculation.

The warrants outstanding have been excluded from the table above as their exercise prices are greater than the average closing price of the Company's common stock for the three months ended February 28, 2015.

12. Subsequent Events

In March 2015, we entered into a $25,000 convertible note payable, with a third party. Under the terms of the agreement, the note incurs interest at 4%, is due in two years and convertible to common stock at $0.0001 per share.

Subsequent to February 28, 2015, 464,733,334 shares of common stock were issued in connection with $34,704 in convertible notes payable.

Subsequent to February 28, 2015, 103,570,000 shares of common stock were issued in connection with the settlement of accounts payable and related fees of $9,728.

Subsequent to February 28, 2015, the Company entered into an agreement relating to current credit line, see Note 8.

Subsequent to February 28, 2015, the Company authorized up to 300 million shares to be issued under the StreamTrack, 2015 Incentive Stock Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial s tatements and related notes included in this report and those in our Form 10-K/A for the fiscal year ended August 31, 2014 filed with the Securities and Exchange Commission December 15, 2014 and all subsequent filings.

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

4.	We serve advertisements (“Ads”) within the Platform in audio, display and video formats in a desktop environment and display ads in a mobile environment using our RadioLoyaltyTMApps.

5.	Ads are served by our automated systems based on geography and demographics data, among others.

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

Advertising revenue constitutes the majority of our total revenue, representing 96.4% of total revenue for the six months ended February 28, 2015. We anticipate this trend will continue and our revenues will be generated primarily from advertising. Our advertising revenue for the six months ended February 28, 2015 was almost entirely derived from advertising delivered on desktop devices.

We deliver content on mobile devices through our RadioLoyaltyTMapp but we do not currently generate significant mobile advertising revenues. Management believes that mobile advertising represents an opportunity for the Company in the coming years and on an ongoing basis. Management expects the mobile advertising market will grow at substantial rates in the coming years. However, many challenges exist in this market. We believe these challenges will be solved primarily with new technologies. We believe our current technologies and other technology under development will solve some of these challenges. By solving these challenges we will be able to monetize the mobile listenership we are growing today.

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

Key Metrics:

We track listener hours because we believe it is the best key indicator of the growth of our Platform business. Revenues from advertising through our Platform represented substantially all of our revenues for the six months ended February 28, 2015. We also track the number of active users on our Platform as well as the RadioLoyaltyTM app as indicators of the size and quality of our audience, which are particularly important to potential advertisers. Additionally, the Company anticipates launching several new product offerings and initiating certain new significant partnerships during the fiscal year ending August 31, 2015. The Company expects those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. Once these products are launched we will determine key indicators of growth for those products.

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

Comparison of the Six Months Ended February 28, 2015 and February 28, 2014

	For the Six Months Ended February 28, 2015	For the Six Months Ended February 28, 2014
Revenue:
Advertising	$518,394	$902,387
Services	19,250	16,500
Total revenue	$537,644	$918,887

Revenues for the six months ended February 28, 2015 and 2014, totaled $537,644 and $918,887 respectively. The period over period decline can be attributed to several factors. Education related revenue decreased for the six month period year over year by $60,587 as a result of the sale of the education call center. Video revenue decreased for the six month period year over year by $176,442 attributable to overall industry technical changes and ad related errors including Vpaid errors, ad response times, increased latency, creative errors and creative load time. Tighter buying criteria by Customers as a result of quality scoring from companies such as Integral Ad Science and ForensIQ also reduced buys from some Customers. Display revenue decreased for the six month period year over year by $144,103. Our largest buyer of display traffic Undertone decreased by $177,422 for the six month period year over year as a result of decreased demand. While we were able to make up for some of this shortfall with other Customers, the decrease from this Customer accounted for the majority of the decline. Listening hours decreased for the six month period year over year by about 9.5%, also contributing to the decline in revenue. We anticipate generating additional advertising revenues from the launch of several new product offerings and certain new significant partnerships during the year ending August 31, 2015.

	For the Six Months Ended February 28, 2015	For the Six Months Ended February 28, 2014
Costs of revenues:
Media network	$191,583	$257,329
Depreciation and amortization	77,986	164,592
Colocation services	76,668	95,550
Broadcaster commissions	66,935	100,888
Other	3,382	75,583
Total costs of revenue	$416,554	$693,942

Costs of revenues for the six months ended February 28, 2015 and 2014 totaled $416,554 and $693,942, respectively. Each reporting period we have recorded substantial amortization costs associated with the Platform. The significant amortization costs associated with the Platform ceased on December 1, 2014 when it became fully amortized. In order to operate the Platform and the RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we require substantial computing power, hosting and streaming hosting. We operate a substantial technology center at our offices in Santa Barbara, California but also utilize a contracted facility in Los Angeles, California, to support our operations and ensure our systems and content delivery maintain our service level agreements. We refer to these costs as colocation services. Colocation services costs should increase as our business grows. However, our current costs should remain fixed until and if we reach a substantial listener hours level that exceeds approximately 15,000,000 hours per month. We currently generate approximately 750,000 listener hours per month. Our advertising sales arrangements with over 5,000 stations facilitate us paying the broadcasters a monthly revenue sharing fee. We refer to these costs as broadcaster commissions. Broadcaster commissions are paid on ad inventory we purchase from the broadcasters, not on Ad Inventory we receive as a barter from the broadcasters. Other costs of sales include media network costs associated with the distribution of our content across a variety of advertising networks, streaming costs, and various application technologies that support our primary product offerings.

	For the Six Months Ended February 28, 2015	For the Six Months Ended February 28, 2014
Operating expenses
Product development	$14,249	$115,728
Officer compensation	58,499	240,000
Sales and marketing	76,978	64,815
Other	438,509	296,473
Total operating expenses	$588,235	$717,016

Operating expenses for the six months ended February 28, 2015 and 2014 totaled $588,235 and $717,016, respectively. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio and the WatchThisTM technology, as well as Officer compensation related to accrued but primarily unpaid salaries for our two primary executives officers. Marketing and sales costs incurred were primarily related to the labor costs of employing our sales force. Our sales force markets our products on a daily basis. We expect these costs to increase in the current fiscal year. Rents were primarily related to three leases we are obligated under for our Santa Barbara, California office. Consultant expenses included fees incurred with certain personnel primarily related to finance, business development and investor relations services. Professional fees included accounting, auditing and legal fees associated with public company matters. Travel and entertainment was associated with ongoing business development and investor relations activities. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

	For the Six Months Ended February 28, 2015	For the Six Months Ended February 28, 2014
Other income (expenses)
Other income (expense)	$(56,681)	$5,250
Interest expense	(163,545)	(145,062)
Interest expense – accretion	(331,760)	(20,537)
Gain on disposal of educational lead generation and other income	-	120,364
Loss on extinguishment	(66,537)	-
Change in fair value of derivatives	274,204	53,970
Total other income (expenses)	$(344,319)	$13,985

Other (expense) income for the six months ended February 28, 2015 and 2014, totaled $(344,319) and $13,985, respectively. We generated interest income on the note receivable. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit, among others. During November 2013, we completed the sales of our education lead generation vertical, Student Matching Service. We also recorded the accretion of various debt discounts associated with our convertible promissory notes. The accretion is a result of the amortization of the debt discounts associated with the convertible promissory notes over the term of the convertible promissory notes. As a result of the derivative classification regarding the beneficial conversion feature on some of our convertible notes, the derivative liabilities have to be re-measured as of each reporting date. For the six months ended February 28, 2015 and 2014, the re-measurement resulted in a gain (loss) on change in fair value of derivative liabilities of $274,204 and $53,970, respectively. If the convertible promissory notes issued to the Creditor #2 remain outstanding at any time subsequent to the six-month anniversary of the date the convertible promissory notes were issued, a derivative liability exists and will have to be measured as of each reporting date. Similarly, if any portion of the Vendor Note and Creditor #3 remains outstanding at the reporting date, the derivative liability has to be re-measured as of the reporting date. During the six months ended February 28, 2015 and 2014, the Company's stock price increased substantially from August 31, 2014 which impacted the valuation of the derivative liabilities.

We did not generate taxable profits for the six months ended February 28, 2015 and 2014, respectively. As a result, no provision for income taxes was recorded during either period.

Comparison of the Three Months Ended February 28, 2015 and February 28, 2014

	For the Three Months Ended February 28, 2015	For the Three Months Ended February 28, 2014
Revenue:
Advertising	$209,286	$386,810
Services	8,250	8,250
Total revenue	$217,536	$395,060

Revenues for the three months ended February 28, 2015 and 2014, totaled $217,536 and $395,060, respectively. Video revenue decreased for the quarterly period year over year by $115,763 attributable to overall industry technical changes and ad related errors including Vpaid errors, ad response times, increased latency, creative errors and creative load time. Tighter buying criteria by Customers as a result of quality scoring from companies such as Integral Ad Science and ForensIQ also reduced buys from some Customers. Display revenue decreased for the quarterly period year over year by $62,274. Our largest buyer of display traffic, Undertone, decreased by $39,178 for the quarterly period year over year as a result of decreased demand. The decrease from this Customer accounted for the majority of the decline. Listening hours decreased for the quarterly period year over year by about 23%, also contributing to the decline in revenue. We anticipate generating additional advertising revenues from the launch of several new product offerings and certain new significant partnerships during the year ending August 31, 2015.

	For the Three Months Ended February 28, 2015	For the Three Months Ended February 28, 2014
Costs of revenues:
Media network	$86,001	$129,386
Depreciation and amortization	9,340	82,296
Collocation services	38,334	47,850
Broadcaster commissions	21,804	37,095
Other	929	2,558
Total costs of revenue	$156,407	$299,185

Costs of revenues for the three months ended February 28, 2015 and 2014, totaled $156,407 and $299,185, respectively. Each reporting period we have recorded substantial amortization costs associated with the Platform. The significant amortization costs associated with the Platform are anticipated to continue until these Platform asset value is fully amortized on December 1, 2014. In order to operate the Platform and the RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we require substantial computing power, hosting and streaming hosting. We operate a substantial technology center at our offices in Santa Barbara, California but also utilize a contracted facility in Los Angeles, California, to support our operations and ensure our systems and content delivery maintain our service level agreements. We refer to these costs as collocation services. Collocation services costs should increase as our business grows. However, our current costs should remain fixed until and if we reach a substantial listener hours level that exceeds approximately 15,000,000 hours per month. We currently generate approximately 750,000 listener hours per month. Our advertising sales arrangements with over 5,000 stations facilitate us paying the broadcasters a monthly revenue sharing fee. We refer to these costs as broadcaster commissions. Broadcaster commissions are paid on ad inventory we purchase from the broadcasters, not on Ad Inventory we receive as a barter from the broadcasters. Other costs of sales include media network costs associated with the distribution of our content across a variety of advertising networks, streaming costs, and various application technologies that support our primary product offerings.

	For the Three Months Ended February 28, 2015	For the Three Months Ended February 28, 2014
Operating expenses
Product development	$5,250	$32,976
Officer compensation	10,499	120,000
Sales and marketing	36,129	22,176
Other	221,150	139,904
Total operating expenses	$273,028	$315,056

Operating expenses for the three months ended February 28, 2015 and 2014, totaled $273,028 and $315,056, respectively. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio and the WatchThisTM technology, as well as Officer compensation related to accrued but primarily unpaid salaries for our two primary executives officers. Marketing and sales costs incurred were primarily related to the labor costs of employing our sales force. Our sales force markets our products on a daily basis. We expect these costs to increase in the current fiscal year. Rents were primarily related to three leases we are obligated under for our Santa Barbara, California office. Consultant expenses included fees incurred with certain personnel primarily related to finance, business development and investor relations services. Professional fees included accounting, auditing and legal fees associated with public company matters. Travel and entertainment was associated with ongoing business development and investor relations activities. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

	For the Three Months Ended February 28, 2015	For the Three Months Ended February 28, 2014
Other income (expenses)
Other income (expense)	$(30,224)	$2,625
Interest expense	(91,087)	(76,991)
Interest expense – accretion	(209,091)	(10,925)
Gain on disposal of education lead generation	-	8,499
Loss on extinguishment	(66,537)
Change in fair value of derivatives	4,850,179	(534,359)
Total other income (expenses)	$4,453,240	$(611,151)

Other (expense) income for the three months ended February 28, 2015 and 2014, totaled $4,453,240 and ($611,151), respectively. We generated interest income on the note receivable. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit, among others. During November 2013, we completed the sales of our education lead generation vertical, Student Matching Service. We also recorded the accretion of various debt discounts associated with our convertible promissory notes. The accretion is a result of the amortization of the debt discounts associated with the convertible promissory notes over the term of the convertible promissory notes. As a result of the derivative classification regarding the beneficial conversion feature on some of our convertible notes, the derivative liabilities have to be re-measured as of each reporting date. For the three months ended February 28, 2015 and 2014, the re-measurement resulted in a gain (loss) on change in fair value of derivative liabilities of $4,850,179 and ($534,359), respectively. If the convertible promissory notes issued to the Creditor #2 remain outstanding at any time subsequent to the six-month anniversary of the date the convertible promissory notes were issued, a derivative liability exists and will have to be measured as of each reporting date. Similarly, if any portion of the Vendor Note remains outstanding at the reporting date, the derivative liability has to be re-measured as of the reporting date. At February 28, 2015, the Company's stock price had reached its par value of $0.0001 which had a significant impact on the value of the derivative liability. Thus, the prices at which discounts are calculated for conversions of notes payable using the lowest bid or traded price are fixed at $0.0001.

Liquidity and Capital Resources

As of February 28, 2015 we had cash totaling $7,991 which consisted of cash funds held at major financial institutions. We had net a working capital deficit of $3,415,145 as of February 28, 2015, compared to a net working capital deficit of $3,422,944 as of August 31, 2014. Our principal uses of cash during the six months ending February 28, 2015 were funding our operations.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the six months ended February 28, 2015, the Company recorded an operating loss of $467,145 and a net loss of $811,464. As of February 28, 2015, the Company had a working capital deficit of $3,415,145, which excluding the derivative liability was $2,444,109, indicating that the Company may have difficulty continuing as a going concern.

Management is confident but cannot guarantee that the Company will be able to raise in order to repay debts and continue operations. During the year ending August 31, 2015, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others. The Company's normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management’s business plan. Additionally, the Company is currently in default on its capital lease. If the Company defaults on this capital lease, the lessor may decide to take back its equipment. If that occurred then the Company would likely need to lease third party servers in order to continue operating its business. Since inception and through August 31, 2014, the Company has successfully raised a significant amount of capital. Additionally, the Company anticipates launching several new product offerings in the second half of its fiscal year ending August 31, 2015. The Company expects those products to be profitable but notes that it will require significant capital for product development and ultimately commercial deployment. However, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to become profitable. If the Company is unable to become profitable or sustain its cash flow, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Capital Expenditures

Based on current estimates, we believe that our anticipated capital expenditures will be adequate to implement our current plans.

Historical Trends

The following table summarizes our cash flow data for the six months ended February 28, 2015 and 2014.

	For the Six Months Ended February 28, 2015	For the Six Months Ended February 28, 2014

Net cash provided by (used in) operating activities	$4,909	$(284,008)
Net cash used in investing activities	(313,614)	-
Net cash provided by financing activities	290,106	278,548

Cash flow provided by operating activities totaled $4,909 for the six months ended February 28, 2015, compared to $284,008 used for the six months ended February 28, 2014. Operating cash flow was negative as we continued operations and a focused effort on product development and efforts towards certain potential significant partnerships with third parties within the digital media industry.

Cash flow used in investing activities totaled $313,614 for the six months ended February 28, 2015, compared to $0 for the six months ended February 28, 2014. The increase in cash used in investing activities relates to internally developed products in which the capitalization criteria has been met.

Cash flow provided by financing activities totaled $290,106 for the six months ended February 28, 2015, compared to $278,548 for the six months ended February 28, 2014. We raised substantial capital through the issuance of convertible promissory notes, net proceeds from the line of credit, and advances from related our primary executive officers during the six months ended February 28, 2015 and 2014, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not party to any legal proceeding.

ITEM 1A. RISK FACTORS.

Not required for a smaller reporting company.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

 ___________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAMTRACK, INC.

Date: April 20, 2015	By:	/s/ Michael Hill
	Name:	Michael Hill
	Title:	Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

