Form 10-Q
period 2015-05-31
STREAMTRACK, INC.
filed 2015-07-20
CIK 1442376

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

Commission File Number: 000-55140

STREAMTRACK, INC.
(Exact name of registrant as specified in its charter)

Wyoming	26-2589503
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

347 Chapala Street

Santa Barbara, California 93101

(Address of principal executive offices)

(805) 308-9151

(Registrant's telephone number, including area code)

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

At July 9, 2015, there were 3,394,818,555 shares of the Company's common stock outstanding.

StreamTrack, Inc.

Unaudited Consolidated Balance Sheets

(unaudited)

	As of May 31, 2015	As of August 31, 2014
Assets:
Current assets
Cash	$-	$26,590
Accounts receivable, net of allowances of $6,000 and $6,000, respectively	159,574	314,731
Prepaid expenses	6,300	16,858
Other current assets	17,528	10,150
Total current assets	183,402	368,329
Property and equipment, net	589,411	499,315
Other assets
Notes receivable	178,875	171,000
Other assets	171,353	45,853
Total other assets	350,228	216,853
Total assets	$1,123,041	$1,084,497

Liabilities and Stockholders' Deficit
Current liabilities
Account payable and accrued expenses	$1,130,873	$1,109,456
Line of credit	568,434	532,305
Derivative liabilities embedded within convertible notes payable	1,031,569	1,022,350
Capital lease payable - in default	54,704	63,704
Related party payables	133,522	8,062
Convertible notes payable, net of discount of $80,669 and $79,328, respectively	817,798	745,445
Related party convertible notes payable, net of discount of $0 and $15,046, respectively	175,000	309,951
Total current liabilities	3,911,900	3,791,273
Long term liabilities
Convertible notes payable, net of discount of $121,189 and $0, respectively	12,492	10,000
Related party convertible notes payable, net of discount of $537,390 and $0, respectively	215,858	85,134
Related party payables	-	626,864
Total long term liabilities	228,350	721,998
Total liabilities	4,140,250	4,513,271

Series C preferred stock; $0.0001 par value; 20,000 shares authorized; 11,800 shares issued and outstanding as of May 31, 2015	1,772,500	-

Commitments and contingencies (note 5)
Stockholders' Deficit:
Series A preferred stock; $0.0001 par value; 100 shares authorized; 0 shares issued and outstanding as of May 31, 2015 and August 31, 2014	-	-
Series B preferred stock; $0.0001 par value; 200,000 shares authorized; 200,000 shares issued and outstanding as of May 31, 2015 and August 31, 2014	20	20
Common stock, $0.0001 par value; Unlimited shares authorized at May 31, 2015; 1,000,000,000 shares authorized at August 31, 2014; 3,403,519,796 shares issued and outstanding at May 31, 2015; 202,247,023 shares issued and 184,786,023 shares outstanding as of August 31, 2014	340,350	18,479
Additional paid-in capital	3,340,224	2,109,652
Common stock to be issued	75,000	-
Accumulated deficit	(8,545,303)	(5,556,925)
Total stockholders' deficit	(4,789,709)	(3,428,774)
Total liabilities and stockholders' deficit	$1,123,041	$1,084,497

The accompanying notes are an integral part of the consolidated financial statements.

 StreamTrack, Inc.

Unaudited Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended May 31, 2015	For the Three Months Ended May 31, 2014	For the Nine Months Ended May 31, 2015	For the Nine Months Ended May 31, 2014
Revenues:
Advertising	$203,189	$437,342	$721,583	$1,339,729
Services	8,250	8,250	27,500	24,750
Total revenues	211,439	445,592	749,083	1,364,479

Costs of revenues:
Media network	89,008	108,047	280,591	302,768
Depreciation and amortization	-	82,296	77,986	246,888
Colocation services	39,669	38,334	116,337	133,884
Broadcaster commissions	22,667	51,180	89,602	152,068
Other costs	(191)	28,626	3,191	166,817
Total costs of revenues	151,153	308,483	567,707	1,002,425

Gross profit	60,286	137,109	181,376	362,054

Operating expenses:
Product development	3,445	88,400	17,694	204,128
Officer compensation	7,825	120,000	66,324	360,000
Sales and marketing (including stock compensation of $0, $0, $0 and $8,262, respectively)	11,771	39,813	88,749	104,628
Other expenses	241,786	177,795	680,295	474,268
Total operating expenses	264,827	426,008	853,062	1,143,024

Loss from operations	(204,541)	(288,899)	(671,686)	(780,970)

Other income (expense):
Other income (expense)	(444)	2,625	(57,126)	7,875
Interest expense (including accretion of debt discount of $308,135, $10,925, $639,895 and $101,595, respectively)	(409,812)	(193,387)	(905,117)	(358,987)
Other income (expense)	-	(46,413)	-	73,951
Loss on extinguishment	(35,025)	(1,439,044)	(101,562)	(1,439,044)
Loss on settlements	(1,574,848)	-	(1,574,848)	-
Change in fair value of derivatives	47,757	1,570,945	321,961	1,624,915
Total other income (expense)	(1,972,372)	(105,274)	(2,316,692)	(91,290)

Loss before provision for income taxes	(2,176,913)	(394,173)	(2,988,378)	(872,260)

Provision for income taxes	-	-	-	-

Net loss	$(2,176,913)	$(394,173)	$(2,988,378)	$(872,260)

Basic and diluted net loss per common share attributable to common stockholders	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Weighted-average number of shares used in computing basic and diluted per share amounts	2,049,228,223	36,471,854	1,035,812,512	53,946,877

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.

Unaudited Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended May 31, 2015	For the Nine Months Ended May 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,988,378)	$(872,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	267,871	252,122
Re-measurement of derivative liabilities	(321,961)	(1,624,915)
Accretion of debt discount	639,895	101,595
Stock issued for services and finance fees	10,134	25,780
Amortization of finance fees	12,844	25,000
Loss on settlements	1,574,848	-
Loss on extinguishment of debt	101,562	1,439,044
Changes in operating assets and liabilities:
Accounts receivable	155,157	(12,853)
Prepaid expenses	10,558	(6,231)
Other current assets	(7,378)	(20,143)
Accounts payable and accrued expenses	248,775	35,819
Related party accrued liabilities	125,460	-
Net cash used in operating activities	(170,613)	(657,042)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(357,967)	-
Other assets	(5,500)	-
Net cash used in investing activities	(363,467)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	181,459	315,000
Payments on related party notes payable	(89,284)	-
Note receivable	(7,875)	(7,875)
Proceeds from line of credit	36,129	118,386
Payments on capital lease	(9,000)	(18,000)
Proceeds from issuance of convertible promissory notes - related parties	261,750	214,890
Fees paid to ASC under settlement	59,311	66,151
Proceeds from sale of common stock / common stock to be issued	75,000	-
Net cash provided by financing activities	507,490	688,552

Change in cash and cash equivalents	(26,590)	31,510
Cash and cash equivalents, beginning of period	26,590	7,980
Cash and cash equivalents, end of period	$-	$39,490

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$983
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Issuance of common stock for conversion of debt and accrued interest	$304,778	$209,321
Issuance of preferred stock in satisfaction of amounts owed to officers	$-	$200,000
Acquisition of assets with issuance of common stock	$-	$42,500
Beneficial conversion feature recorded on convertible debt	$963,614	$272,895
Issuance of common stock for accounts payable	$172,414	$37,500
Assets acquired with Series C preferred stock	$120,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Nature of Business

StreamTrack, Inc. (the "Company") is a digital media and technology services company. The Company provides audio and video streaming and advertising services through its RadioLoyaltyTM Platform (the "Platform") to over 5,000 internet and terrestrial radio stations and other broadcast content providers. The Platform consists of a web-based and mobile player that manages streaming audio and video content, social media engagement, display and video ad serving within the web player and is also capable of replacing audio ads with video ads within the web player in a live or on-demand environment. The Company offers the Platform directly to its broadcasters and integrates or white labels its technologies with web-based internet radio guides and other web-based content providers. The Company is also continuing development of Amped Fantasy and SportsAlert™, a daily fantasy sports (DFS) product. The Company was incorporated as a Wyoming corporation on May 6, 2008.

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K for year ended August 31, 2014. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, StreamTrack Media, Inc. and RadioLoyalty, Inc., California corporations. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company's management, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's financial position for the periods presented.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the nine months ended May 31, 2015, the Company recorded an operating loss of $671,686 and a net loss of $2,988,378. As of May 31, 2015, the Company had a working capital deficit of $3,728,498, which excluding the derivative liability was $2,696,929 indicated that the Company may have difficulty continuing as a going concern.

Management is confident but cannot guarantee that the Company will be able to raise additional capital in order to repay debts and continue operations. As of August 31, 2014, during fiscal 2015, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others of $144,420, $1,149,770, and $63,704, respectively. The Company's normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management's business plan. Since inception and through the date of these financial statements, the Company has successfully raised a significant amount of capital through debt and equity offerings. The Company anticipates launching several new product offerings and initiating certain new significant partnerships during the fiscal year ending August 31, 2015. The Company anticipates those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. The Company will attempt to have its potential partners pay for the some of these costs but management cannot be certain that it will succeed in entering into such arrangements. Management may potentially make a business decision to move forward, delay, or cancel certain partnerships because of the Company's overall capital needs. Nonetheless, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan and become profitable. If the Company is unable to become profitable and sustain positive cash flow from operations, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used for determining the allowance for doubtful accounts, stock-based compensation, fair values of warrants to purchase common stock, derivative liabilities and income taxes. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company's financial statements could be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result.

2. Composition of Certain Financial Statement Captions

Property and Equipment

Property and equipment consisted of the following:

	May 31, 2015	August 31, 2014

Software	$1,605,200	$1,247,232
Servers, computers, and other related equipment	198,924	198,924
Leasehold improvements	1,675	1,675
	1,805,799	1,447,831
Less accumulated depreciation and amortization	(1,216,388)	(948,516)
Property and equipment, net	$589,411	$499,315

Depreciation expense totaled $267,871 and $252,122 for the nine months ended May 31, 2015 and 2014, respectively. There have been no write-offs or impairments of property and equipment since the Company's inception on November 30, 2011.

Note Receivable

At May 31, 2015, note receivable consisted of a $150,000 convertible promissory note and $28,875 in accrued interest. The note bears interest at 7% and is due from a digital content provider on or before August 28, 2016. The balance owed can be converted into either preferred stock or common stock of the digital content provider, at the Company's election, subject to certain conditions and contingencies. The Company agreed to work with the digital content provider to make modifications to its Universal PlayerTM technology platform to better suit the digital content provider's specific needs. The Company received a $25,000 deposit previously. The Company has recorded the remaining fees, which are recorded as a note receivable.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	May 31, 2015	August 31, 2014

Accounts payable	$782,530	$854,207
Accrued interest	154,467	75,736
Accrued broadcaster commissions	87,077	60,695
Accrued consulting fees	-	43,333
Credit card	106,799	75,485
Accounts payable and accrued expenses	$1,130,873	$1,109,456

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

Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

Level 3 – Inputs lack observable market data to corroborate management's estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2015 and August 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term in nature or they are payable on demand.

The fair value of these financial assets and liabilities was determined using the following inputs:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Fair values as of May 31, 2015
Liabilities:
Derivative liabilities	$-	$1,031,569	-	$1,031,569

Total liabilities measured at fair value	$-	$1,031,569	-	$1,031,569

Fair values as of August 31, 2014
Liabilities:
Derivative liabilities	-	$1,022,350	-	1,022,350

Total liabilities measured at fair value	$-	$1,022,350	-	1,022,350

The Company's derivative liabilities were classified as Level 2 within the fair value hierarchy because they were valued using significant other observable inputs. At each reporting period, the Company calculates the derivative liability using the Black-Scholes pricing model taking into account variables such as expected life, risk free interest rate, expected volatility, the fair market value of the Company's common stock and the conversion price.

4. Asset Acquisition / Disposition

Asset Acquisitions

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

On April 24, 2015, the Company, entered into an Asset Purchase Agreement with Lux Digital Pictures GmbH Partners ("Lux") pursuant to which, the Company issued 800 shares of Series C Convertible Preferred Stock for the rights to various domains, source codes, etc related to Lux's Sports Alert and Amped Fantasy Sports products. The Company determined the price of the Series C issued to be $120,000 based upon the conversion value of $150 worth of common stock for each share of Series C. The Company recorded the assets within other assets on the consolidated balance sheet is currently determining the final allocation. The Company capitalized the value of the Series C as the products received were near completion and need limited modification prior to the Company placing into production. See Note 10 for additional issuances of Series C to Lux.

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

In connection with the settlement, during the nine months ended May 31, 2015 the Company issued 336,993,000 shares of common stock to ASC in which gross proceeds of $231,725 were generated from the sale of the common shares. In connection with the transaction, ASC received fees of approximately $59,311 and provided payments of approximately $172,414 to settle outstanding vendor payables. The remaining amount on the settlement of liabilities owed by the Company to ASC is in the aggregate amount of approximately $177,402 as of May 31, 2015. The Company cannot reasonably estimate the amount of proceeds ASC expects to receive from the sale of these shares which will be used to satisfy the liabilities. Thus, the Company accounts for the transaction as the shares are sold and the liabilities are settled. All amounts are included within accounts payable. Shares which are held by ASC at each reporting period are accounted for as issued but not outstanding.

Legal Proceedings

 The Company is potentially subject to various legal proceedings and claims arising in the ordinary course of its business. There are no pending legal proceedings against the Company as of the date of these financial statements.

6. Capital Lease

The Company leased computer servers and related hardware under capital lease agreements. The lease terms are typically from three to five years, depending on the type of equipment. The leased equipment typically has a bargain purchase price, and qualifies for treatment as a capital lease. For book purposes, the assets are amortized over their estimated useful lives. As of May 31, 2015 and August 31, 2014, assets under capital leases had been fully depreciated.

On March 22, 2013, the Company reached a settlement and release agreement with IBM Credit, LLC, ("IBM") the lessor associated with the Company's computer servers and software classified under capital lease. The balance owed to IBM as of March 22, 2013 was agreed to be $108,704. The Company agreed to make payments of $9,000 per month, with a final payment of $9,704 on March 1, 2014, in order to satisfy this balance. As of May 31, 2015 and as of the date of these financial statements, the Company was in default of this agreement and the amount outstanding of $54,704 is reflected as a current liability on the accompanying balance sheet.

7. Related Party Transactions

The Company has only been operating since November 30, 2011. As a result, the Company has an extremely limited credit history. The Company's Chief Executive Officer, and the Chief Executive Officer of StreamTrack Media, Inc. (the "Executives") use their personal credit cards to fund operations on a frequent basis. If the Company did not have access to these credit cards, the Company would have to rely exclusively on external sources of capital. The Company's external sources of capital are not always readily available. As a result, in time-constrained circumstances, the use of personal credit cards is necessary until such time as the Company is able to build up its own credit-worthiness and access more readily available and significant credit.

The related party payable as of May 31, 2015 and August 31, 2014 consists of unpaid compensation and non-interest bearing cash advances and charges on personal credit lines made on behalf of the Company by the Executives. The balances owed to the Executives are not secured and are due on demand. Interest will be charged on these balances. During the nine months ended May 31, 2015, the Executives converted a significant portion of amounts due to them for unpaid compensation and other advances to long-term convertible notes payable, see Note 8 for additional information. In addition, the Executives agreed to a temporary reduction in their annual salary from $240,000 to $50,000 per annum for the period from December 1, 2014 to May 31, 2015.

See Notes 8 and 10 for additional related party transactions.

8. Debt Instruments

 Asset-Based Debt Financing

On April 11, 2013, the Company executed a non-dilutive asset-based debt financing (the "Lender Financing") with a third party (the "Lender"). The Lender Financing consists of a $250,000 line of credit, subsequently increased to $520,000, secured by all of the Company's assets. The Company's management also executed limited recourse guarantees with the Lender. Interest is payable monthly based on a floating interest rate determined based on a formula outlined in detail within the financing agreement. The Company anticipates the effective monthly interest rate charged on the outstanding balance owed to the third party will be between 3.2% and 1.1%.

On September 15, 2014, the Company executed an extension to this agreement whereby the maturity date has been extended to December 31, 2015. The Lender financing is currently capped at $520,000 which begins decreasing to $500,000 on December 31, 2014; $450,000 on March 31, 2015; $400,000 on June 30, 2015 and $300,000 by September 30, 2015.

On March 31, 2015, the Company executed an extension to this agreement whereby the maturity date has been extended to December 31, 2015. The Lender financing is currently capped at $545,692 which begins decreasing to $500,000 on April 30, 2015; $450,000 on June 30, 2015; and $300,000 on September 30, 2015 and the remainder on December 31, 2015. In the event the that any reduction in the Facility Amount, is not achieved, before the dates provided or the interest for any month is not paid due the next sequential month the interest rate will be increased by 1.5% above the current rate for the remainder of the Loan and Security Agreement. In the event that any reduction in the Facility Amount is achieved 15 or more days prior to the dates provided, the interest rate will be decreased by 3% for the remainder of the Loan and Security Agreement. As of May 31, 2015, the Company hasn't achieved the reductions per the agreement.

Convertible Notes Payable

The Company relied on various financings from a lender since 2010 (the "Creditor"). Each note issued by the Creditor (the "Creditor Notes") bears interest per annum at a rate of 8%, default interest rate of 22% and is generally payable within six months from the issuance date. In April 2014, the Creditor entered into an exchange agreement with another lender whereby they transferred their interest in the Creditor Notes to another lender. See below for additional information.

Vendor Convertible Note

On November 1, 2012, the Company issued a convertible note for $140,000 (the "Vendor Note") to a former Vendor ("Vendor"). The Vendor Note was executed on November 1, 2012 and was immediately convertible into the Company's common stock at a 50% discount to the lowest bid price for the five days prior to the conversion date. The table below details the transactions with the Vendor during the nine months ended May 31, 2015.

Vendor Note, principal balance as of August 31, 2014	$35,300
Conversion of Vendor Note to common stock (162,250,000 common shares issued)	(35,300)
Vendor Note, principal balance, May 31, 2015	$-

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

As of May 31, 2014, the conversion price of the Vendor Note is based upon a 50% discount to lowest five days bid prices of the Company's common stock over the five-day period prior to conversion. As a result, the lower the stock price at the time the Vendor converts the Vendor Note, the more common shares the Vendor will receive. To the extent the Vendor converts the Vendor Note and then sells its common stock, the common stock may decrease due to the additional shares in the market. This could allow the Vendor to receive greater amounts of common stock upon conversion. The sale of each share of common stock further depresses the stock price. Due to the floating conversion price of the notes, the Company does not know the exact number of shares that the Vendor would be issued upon conversion. The shares issuable upon conversion of the Vendor Note may result in substantial dilution to the interests of the Company's other shareholders.

 Creditor #2 Convertible Promissory Notes

In April 2014, the Creditor entered into an exchange agreement with another lender (the "Creditor #2") whereby the Creditor transferred the Creditor's notes and accrued interest to Creditor #2. In April, the Company entered into i) a note agreement for $284,560 representing amounts transferred from the Creditor; ii) two $125,000 notes in which the proceeds were received on the same date (collectively referred to as the "Creditor #2 Notes") with Creditor #2. The Creditor #2 Notes bear interest per annum at 10.0%, payable six months after the issuance date and are convertible on the date of issuance based upon based upon a 45% discount to lowest trading price, for the 15 trading days prior to conversion. As a result, the lower the stock price at the time the Creditor #2 converts the Creditor #2 Notes, the more common shares the Creditor #2 will receive. The table below details the transactions with the Creditor #2 during the nine months ended May 31, 2015.

Creditor #2 Notes, principal balance as of August 31, 2014	$464,449
Conversion of Creditor #2 Notes to common stock (514,461,210 common shares issued)	(73,228)
Creditor #2 Notes, principal balance as of May 31, 2015	$391,221

To the extent the Creditor #2 converts the Creditor #2 Notes and then sells its common stock, the market price of the common stock may decrease due to the additional shares in the market. This could allow the Creditor #2 to receive greater amounts of common stock upon conversion. The sale of each share of common stock could further depress the stock price. Due to the floating conversion price of the notes, the Company does not know the exact number of shares that the Creditor #2 would be issued upon conversion. The shares issuable upon conversion of the Creditor #2 Notes may result in substantial dilution to the interests of the Company's other shareholders. In this regard, even though the investor may not hold shares amounting to more than 9.99% of the outstanding shares at one time, this restriction does not prevent the investor from selling some of its holdings and then receiving additional shares. In this way, the investor could sell more than the 9.99% limit while never holding more than the limit.

During the nine months ended May 31, 2015, the Company amortized the remaining discount of $62,500 to interest expense. The discount was the result of a derivative liability recorded in connection with the Creditor #2 Notes in fiscal 2014.

Creditor #3 Convertible Promissory Note

In December 2014, a convertible promissory note holder ("Holder") entered into an exchange agreement with another lender (the "Creditor #3") whereby the Holder transferred the Holder's notes and accrued interest to Creditor #3. In December 2014, the Company entered into i) a note agreement for $150,000 representing the principal amount transferred from the Holder. The Creditor #3 Note bears interest per annum at 10.0%, due on August 22, 2015 and is convertible on the date of issuance based upon based upon a 25% discount to lowest trading price, for the 5 trading days prior to conversion. As a result, the lower the stock price at the time the Creditor #3 converts the Creditor #3 Notes, the more common shares the Creditor #3 will receive. The table below details the transactions with the Creditor #3 during the nine months ended May 31, 2015.

Creditor #3 Notes, principal balance as of August 31, 2014	$-
Transfer from 3rd party	150,000
Conversion of Creditor #2 Notes to common stock (336,933,000 common shares issued)	(55,250)
Creditor #3 Notes, principal balance as of May 31, 2015	$94,750

To the extent the Creditor #3 converts the Creditor #3 Note and then sells its common stock, the market price of the common stock may decrease due to the additional shares in the market. This could allow the Creditor #3 to receive greater amounts of common stock upon conversion. The sale of each share of common stock could further depress the stock price. Due to the floating conversion price of the notes, the Company does not know the exact number of shares that the Creditor #3 would be issued upon conversion. The shares issuable upon conversion of the Creditor #3 Note may result in substantial dilution to the interests of the Company's other shareholders. In this regard, even though the investor may not hold shares amounting to more than 9.99% of the outstanding shares at one time, this restriction does not prevent the investor from selling some of its holdings and then receiving additional shares. In this way, the investor could sell more than the 9.99% limit while never holding more than the limit.

During the nine months ended May 31, 2015, the Company recorded a discount of $150,000 due to the derivative liability, as discussed below in Note 9, having a fair market value in excess of the principal amount of the convertible note. During the nine months ended May 31, 2015, the Company amortized $150,000 of the discount to interest expense.

 Convertible Promissory Notes

As of May 31, 2015, the Company has outstanding 24 convertible promissory notes issued between December 2011 and May 2015. The convertible promissory notes bear interest at either 4% or 8% per annum and are due in full, including principal and interest, two-three years from the issuance date ranging from August 2014 to February 2018. The convertible promissory notes also include a conversion option whereby the holders may elect at any time to convert any portion or the entire balance into the Company's common stock at conversion prices ranging from $0.0001 to $1.25. The table below details the transactions associated with the convertible promissory notes during the nine months ended May 31, 2015.

Convertible Promissory Notes, principal balance as of August 31, 2014	$745,134
Proceeds received from additional Convertible Promissory Notes - Related Party	261,750
Conversion of accrued salaries and advances to Convertible Promissory Notes - Related Party	626,864
Proceeds received from additional Convertible Promissory Notes	214,371
Accrued interest converted into Convertible Promissory Note	6,806
Convertible Promissory Note converted into 100,000,000 common stock	(10,000)
Related party notes converted into 1,300,100,000 common stock	(131,000)
Note transferred to Creditor #3	(150,000)
Payments on Convertible Promissory Notes - Related Party	(89,500)
Convertible Promissory Notes, principal balance as of May 31, 2015	$1,474,425

Of the convertible promissory notes outstanding, $928,247 are held by related parties. These related parties consist of the Company's officers, former officers, significant shareholders or entities controlled by these individuals. As of May 31, 2015 and August 31, 2014, $175,000 of these notes were included within the current portion of convertible promissory notes on the accompanying balance sheet as the note was due within one year of the balance sheet.

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

The discounts are amortized over the term of the convertible promissory note using the straight line method. The amortized value for each period is recorded as an offset against the debt discount on the balance sheet, classified as interest expense - accretion in the statement of operations and as accretion of debt discount within the statement of cash flows. During the nine months ended May 31, 2015, the Company recorded a discount related to the recognition of a beneficial conversion feature or allocation of the proceeds to a derivative liability of $1,134,769 in connection with the issuance of $1,159,770 in convertible notes. The increase in convertible notes payable during the nine months ended May 31, 2015 of $1,159,770, $156,750 related to proceeds received from the Company's Chief Executive Officer, $105,000 in proceeds from the Chief Executive Officer of StreamTrack Media, Inc., $181,459 in proceeds from third parties, $32,891 in conversions of amounts payable to a third party to a note, $56,806 related to the extension and inclusion of accrued interest into a new convertible note payable; $316,758 in salary and advances due to our Chief Executive Officer converted to a convertible note payable and $310,106 in salary and advances due to StreamTrack Media, Inc.'s Chief Executive Officer converted to a convertible note payable. During the nine months ended May 31, 2015 and 2014, $427,390 and $20,537 of the discounts were amortized to interest expense, respectively. As of May 31, 2015, $739,248 discounts remained which will be expensed in fiscal 2015 through 2018.

On December 24, 2014, the Company entered into a convertible note agreement for $114,350 with a third party. Under the terms of the agreement the third party was to provide the Company with $81,459 in cash and relief of $48,333 in accrued consulting fees due to the third party. In addition, the Company agreed to issue 10,000,000 share of common stock and 500 shares of Series C Preferred Stock. The convertible note incurs interest at a rate of 4% per annum, is due December 24, 2016 and is convertible into shares of the Company's common stock on the date of issuance based upon based upon a 10% discount to lowest trading price, for the 15 trading days prior to conversion. As of February 28, 2015, proceeds of $40,000 had been received. On March 17, 2015, the remaining $41,459 was received. Upon receipt of the remaining proceeds, the Company recorded 100% discount due to the value of the derivative liability being in excess of the proceeds received.

The Company recorded the difference between the convertible note less proceeds received and accrued consulting fees plus the fair market value of the common stock of $7,000 and Series C Preferred Stock of $75,000 as a loss on extinguishment of $66,537. The common stock valued using the closing market price of the Company's common stock on the date of the transaction. The Series C Preferred Stock was valued based upon each share of Series C Preferred Stock being convertible into $150 in fair market value of the Company's common stock.

On April 28, 2015, the Company entered into an amended convertible note agreement for $56,806 with a third party. The convertible note agreement included the original $50,000 in principal and $6,806 in accrued interest. In addition, the Company agreed to issue 150 shares of Series C Preferred Stock. The convertible note incurs interest at a rate of 8% per annum, is due April 28, 2017 and is convertible into shares of the Company's common stock on the date of issuance based upon based upon a 15% discount to lowest trading price, for the 5 trading days prior to conversion.

The Company recorded the difference between the convertible note and the fair market value of the Series C Preferred Stock of $22,500 plus the fair market value of the derivative liability of $66,831 for a loss on extinguishment of $35,025. The Series C Preferred Stock was valued based upon each share of Series C Preferred Stock being convertible into $150 in fair market value of the Company's common stock.

9. Derivatives

Creditor Notes

Upon the six-month anniversary (180 days) of all financings with the Creditor, the shares underlying the Creditor's Notes were eligible to be sold under Rule 144 under the Securities Act of 1933, as amended. As a result of the conversion price not being fixed, the number of shares of the Company's common stock that were issuable upon the conversion of the Creditor's Notes was indeterminable until such time as the Creditor elects to convert to common stock.

On the six-month anniversary of Creditor Notes, the Company measures and records a derivative liability using the input attributes disclosed below. On April 15, 2014, (date of exchange with Creditor #2) the Company re-measured the derivative liability using the weighted average input attributes below and determined the value to be $206,576 of which income of $300,734 was classified as "change in fair value of derivatives" and was recorded for the nine months ended May 31, 2014 in the statement of operations.

April 15, 2014

Expected life (in years)	0.10
Balance of note and accrued interest outstanding	$327,240
Stock price	$0.0140
Effective conversion price	$0.0084
Shares issuable upon conversion	33,864,861
Risk-free interest rate	0.30%
Expected volatility	61.83%
Expected dividend yield	-

Creditor #2 Note

The Creditor #2 Notes were executed on April 15, 2014 and were immediately convertible into the Company's common stock at a 45% discount to the lowest trading price for the 15 days prior to the conversion date. As a result of the fact that the number of shares the Creditor #2 Notes was convertible into was indeterminable, the Company determined a derivative liability was embedded within the Creditor #2 Notes. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $3,158,190 as of April 15, 2014 of which $1,219,891 was included within "change in fair value of derivatives" due to a portion of the derivative liability being in excess of the $250,000 in proceeds received and $1,481,723, which included offset of $206,576 from relief of the derivative liability related to the Creditor Notes, within "Loss on extinguishment" due to extinguishment accounting on the Creditor Note transferred to Creditor #2.

On May 31, 2015, the Company re-measured the derivative liability using the input attributes below and determined the value to be $711,349 of which $234,970 was classified as income within "change in fair value of derivatives" and was recorded for the nine months ended May 31, 2015 in the statement of operations.

May 31, 2015

Expected life (in years)	0.50
Balance of note outstanding	$391,221
Stock price	$0.0001
Effective conversion price	$0.00006
Shares issuable upon conversion	7,113,490,909
Risk-free interest rate	0.5%
Expected volatility	505.00%
Expected dividend yield	-

Creditor #3 Note

The Creditor #3 Note was immediately convertible into the Company's common stock at a 25% discount to the lowest traded price for the five days prior to the conversion date. As a result of the fact that the number of shares the Creditor #3 is convertible into is indeterminable, the Company determined a derivative liability was embedded within the Creditor #3. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $50,000 as of December 24, 2014. As a result of the valuation of the derivative liability being in excess of the value of the carrying value of Creditor #3 by $50,000, a loss on derivative liability of $50,000 was recorded by the Company.

On May 31, 2015, the Company re-measured the derivative liability using the input attributes below and determined the value to be $126,333 of which $73,667 was classified as income within "change in fair value of derivatives" and was recorded for the nine months ended May 31, 2015 in the statement of operations.

	May 31, 2015	December 24, 2014
Expected life (in years)	0.50	0.80
Balance of note outstanding	$94,750	$150,000
Stock price	$0.0001	$0.0007
Effective conversion price	$0.00008	$0.0005
Shares issuable upon conversion	1,263,333,333	333,333,333
Risk-free interest rate	0.50%	0.50%
Expected volatility	505.00%	308.36%
Expected dividend yield	-%	-%

Vendor Note

The Vendor Note was executed on November 1, 2012 and was immediately convertible into the Company's common stock at a 50% discount to the lowest bid price for the five days prior to the conversion date. As a result of the fact that the number of shares the Vendor Note was convertible into was indeterminable, the Company determined a derivative liability was embedded within the Vendor Note. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $190,927 as of November 1, 2012. As a result of the valuation of the derivative liability being in excess of the value of the proceeds of the Vendor Note by $50,927, a deemed dividend of $50,927 was recorded by the Company on November 1, 2012. The debt discount of $140,000 associated with the Vendor Note was immediately expensed to interest expense – accretion as a result of the Vendor Note being immediately convertible and due on demand.

On the final conversion date of March 10, 2015, the Company re-measured the derivative liability using the weighted average input attributes below and determined the value to be $0 of which $76,031 was classified as income within "change in fair value of derivatives" and was recorded for the nine months ended May 31, 2015 in the statement of operations.

May 31, 2014

Expected life (in years)	0.10
Balance of note outstanding	$50,300
Stock price	$0.0060
Effective conversion price	$0.0021
Shares issuable upon conversion	24,526,829
Risk-free interest rate	0.50%
Expected volatility	61.83%
Expected dividend yield	-%

Convertible Promissory Note

As discussed in Note 8, on December 24, 2014 the Company issued a $72,890 promissory note to a third party. The convertible promissory note was immediately convertible into the Company's common stock at a 10% discount to the lowest traded price for the five days prior to the conversion date. As a result of the fact that the number of shares the promissory note is convertible into is indeterminable, the Company determined a derivative liability was embedded within the promissory note. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $94,487 as of December 24, 2014. As a result of the valuation of the derivative liability being in excess of the value of the carrying value of convertible promissory note by $21,597, a loss on derivative liability of $21,597 was recorded by the Company. In addition, on March 17, 2015 the Company received an additional $41,459 in proceeds under the promissory note. On March 17, 2015, the Company recorded an additional derivative liability of $69,098, resulting in a loss on derivative liability of $27,639.

On May 31, 2015, the Company re-measured the derivative liability using the input attributes below and determined the value to be $127,056 of which $36,530 was classified as income within "change in fair value of derivatives" and was recorded for the nine months ended May 31, 2014 in the statement of operations.

	May 31, 2015	December 24, 2014

Expected life (in years)	1.65	2.00
Balance of note outstanding	$114,350	$72,890
Stock price	$0.0001	$0.0007
Effective conversion price	$0.00009	$0.0005
Shares issuable upon conversion	1,270,555,556	134,981,481
Risk-free interest rate	0.50%	0.50%
Expected volatility	449.00%	308.36%
Expected dividend yield	-%	-%

As discussed in Note 8, on April 28, 2015 the Company issued a $56,806 promissory note to a third party. The convertible promissory note was immediately convertible into the Company's common stock at a 15% discount to the lowest traded price for the five days prior to the conversion date. As a result of the fact that the number of shares the promissory note is convertible into is indeterminable, the Company determined a derivative liability was embedded within the promissory note. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $66,831 as of April 28, 2015.

On May 31, 2015, the Company re-measured the derivative liability using the input attributes below and determined the value to be $66,831 of which $0 was classified as income within "change in fair value of derivatives" and was recorded for the nine months ended May 31, 2014 in the statement of operations.

	May 31, 2015	April 28, 2015

Expected life (in years)	1.90	2.00
Balance of note outstanding	$56,806	$56,806
Stock price	$0.0001	$0.0001
Effective conversion price	$0.000085	$0.000085
Shares issuable upon conversion	668,305,882	668,305,882
Risk-free interest rate	0.50%	0.50%
Expected volatility	421.00%	421.00%
Expected dividend yield	-%	-%

10. Stockholders' Equity

Series A Preferred Stock

Each share of Series A Preferred Stock has voting rights equal to the voting equivalent of the common stock into which it is convertible at the time of the vote. The holders of the Series A Preferred Stock are not entitled to dividends. The Series A Preferred Stock has no preferential rights to the Company's common stock and will share in any liquidation proceeds with the common stock on an as converted basis. No shares of Series A Preferred Stock are outstanding as of May 31, 2015.

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

Series C Preferred Stock

Effective December 29, 2014, the Company filed a Certificate of Designation of Series C Convertible Preferred Stock (the "Series C") with the Secretary of State of Wyoming. Pursuant to the Series C, the Company designated 20,000 shares of its blank check preferred stock as Series C Preferred Stock. Each share of Series C is convertible into $150 in fair market value of the Company's common stock, which fair market value will be equal to the average closing price of the common stock on the over-the-counter market during the 10 trading days immediately prior to the delivery to the Company of a conversion notice. The Series C will share in any liquidation proceeds with the common stock on an as-converted basis, will not have voting rights prior to being converted to common stock, and in the event of any payment of dividends by the Company, will be entitled to dividends on an as-converted basis with the common stock. The Company has presented the Series C outside of stockholders' equity due to the variable conversion price.

On April 24, 2015, the Company entered into an Exchange Agreement with Lux pursuant to which the Company issued 10,000 shares of its Series C in exchange for 1,495,313 shares of Company common stock tendered by Lux to the Company for cancellation. The Lux common stock was originally issued to Lux by the Company on March 12, 2013. In connection with the transaction, the Company recorded a loss on settlement of $1,499,850, which represented the difference in the fair market value of the Series C issued of $1.5 million and the common stock received of $150. See Note 4 for additional transaction with Lux.

On April 24, 2015, the Company entered into an Exchange Agreement with Mark J. Richardson ("MJR") pursuant to which the Company issued 500 shares of its Series C in exchange for 15,140 shares of Company common stock tendered by MJR to the Company for cancellation. The MJR common stock was originally issued to MJR by the Company on March 13, 2013. In connection with the transaction, the Company recorded a loss on settlement of $74,998, which represented the difference in the fair market value of the Series C issued of $75,000 and the common stock received of $2.

See below and Note 8 for discussion related to additional issuances of Series C.

Common Stock

Each share of common stock has the right to one vote per share. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company, whenever funds are legally available, subject to the rights under any outstanding preferred stock.

Effective February 17, 2015, the Company filed Articles of Amendment to the Company's Articles of Incorporation with the Secretary of State of Wyoming to (i) increase the Company's authorized shares of common stock from 1,000,000,000 to an unlimited number; and (ii) allow for shareholders to take actions by the written consent of the holders of outstanding shares having not less than the minimum number of votes that would be required to authorize or take the action at a meeting at which all shares entitled to vote on the action were present and voted.

During the nine months ended May 31, 2015, the Company authorized up to 300 million shares to be issued under the StreamTrack, 2015 Incentive Stock Plan.

During the nine months ended May 31, 2015, 150 shares of Series C with a value of $22,500 were converted into 225,000,000 shares of common stock.

See Note 8 for discussion related to additional issuances of common stock.

Detachable Stock Warrants

On April 27, 2015, the Company entered into an Investment Agreement with RTV Media Corp. ("RTV") pursuant to which RTV initially invested $75,000 into the Company in consideration for $75,000 of worth of warrants at an exercise price of $0.0001 to purchase the common stock of the Company. Upon exercise 750,000,000 RTV has up to five years to exercise the warrants. In addition, RTV agreed to invest up to an additional $425,000 of capital into the Company in consideration for which additional warrants will be granted upon investment. The Company has accounted for the warrants as common stock to be issued as there are no provisions within the agreement in which will require the Company to return the capital provided.

As of May 31, 2015, the Company has a total of 225,000 detachable stock warrants outstanding. The warrants have a three-year term and are exercisable into the Company's common stock at an exercise price of $0.41 per share.

Stock Based Compensation

The fair value of the Company's Restricted Stock Units ("RSUs") is expensed ratably over the vesting period. RSUs vest daily on a cliff basis over the service period, generally three years. The Company recorded stock-based compensation expense related to restricted stock units of $8,262 during the nine months ended May 31, 2014. As of May 31, 2015, all compensation costs related to RSUs has been recognized.

11. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period.

Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, including convertible debt instruments, preferred stock, restricted stock unit grants and detachable stock warrants. Basic and diluted net loss per share for the three and nine months ended May 31, 2015 and 2014 with the inclusion of all potential common shares outstanding would have been anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our Form 10-K/A for the fiscal year ended August 31, 2014 filed with the Securities and Exchange Commission December 15, 2014 and all subsequent filings.

Overview

StreamTrack, Inc. ("StreamTrack," or the "Company") is a digital media and technology services company. The Company provides audio and video streaming and advertising services through the RadioLoyaltyTM Platform (the "Platform") to a global group of over 5,000 internet and terrestrial radio stations and other broadcast content providers.

Our business model is focused on the following core principles:

1.

We barter with audio content providers, namely internet and terrestrial radio stations, to obtain control and management of their desktop advertising opportunity ("Ad Inventory"). We also routinely purchase any Ad Inventory the content providers have not previously transferred to us by barter.

2.

In exchange for the Ad Inventory, we pay for all internet and mobile streaming costs associated with the broadcaster's content that is streamed through our platform. We barter in order to scale our business. The end result of the barter is that we aggregate Ad Inventory from broadcasters that management believes can reach substantial size while maintaining a primarily fixed cost structure for our hardware, content delivery, labor and other costs, respectively.

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

4.	We serve advertisements ("Ads") within the Platform in audio, display and video formats in a desktop environment and display ads in a mobile environment using our RadioLoyaltyTM Apps.

5.	Ads are served by our automated systems based on geography and demographics data, among others.

6.

The primary technology that makes our Platform unique in the industry is that we are able to re-broadcast audio content with geographically targeted Ads that replace Ads served within an original broadcast targeting a listener in a certain geography. By having this capability we can also choose to replace audio Ads that do not generate as high of Ad revenues with video-based Ads that generate much higher Ad revenues. In effect, we make the broadcaster's original broadcast capable of delivering Ads that are geographically targeted throughout a global broadcast marketplace while also utilizing video Ads and our proprietary video in-stream technology to increase advertising rates.

7.

All of our primary technology that supports the Platform is automated and capable of operating in a live environment. Audio content is streamed, Ads are targeted and served, audio Ads are replaced as needed and video Ads replace audio Ads, as desired and when possible.

Advertising revenue constitutes the majority of our total revenue, representing 96.3% of total revenue for the nine months ended May 31, 2015. We anticipate this trend will continue and our revenues will be generated primarily from advertising. Our advertising revenue for the nine months ended May 31, 2015 was almost entirely derived from advertising delivered on desktop devices.

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

In June 2015, the Company received an Office Action where the examiner laid out new grounds of rejection addressed to the new claim language from our previous amendment to U.S. App No.: 12/146,922 - WATCH THIS - RAD-00330. Claims 20, 22-27, 36, and 38-43 were rejected under 35 U.S.C. 103(a) as being unpatentable over US 2006/0089843 filed 10/26/2004 by Flather in view of US 2008/0307454 filed 6/6/08 by Ahanger et al in view of US 2008/0109844 filed 11/2/06 by Baldeschwieler et al. in view of US 2013/0061262 with priority to 1/30/0S, filed by Briggs et al. The Company had until June 19, 2015 to respond to this decision, and while the Company believes that its claims are patentable, it choose not to pursue the claims further because it would have been cost prohibitive.

The Company is exploring alternative options as it relates to the WatchThis brand and technology. While the USPTO has rejected our claims put forth, management believes that the viability of the technology is still feasible. Currently we have stopped development of this product until management identifies all of the options that are available for the business to potentially pursue.

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

In April 2015, we completed an asset purchase of Amped Fantasy and SportsAlert™, a daily fantasy sports and alert platform. Amped Fantasy provides a complete daily fantasy sports web based platform where players compete to win cash and prizes. The platform is designed with an easy to use interface which enables players to compete across all major professional sports events. SportsAlert is an alert messaging platform that allows subscribers to obtain current stats and scores relating to teams or individual players performances.

The Company received a Final Office Action rejecting the company's claims to U.S. App No.: 13/559,503 - Ads with Media Streams - RAD-0045. The Company plans to submit a response to this rejection and file an appeal.

Key Metrics:

We track listener hours because we believe it is the best key indicator of the growth of our Platform business. Revenues from advertising through our Platform represented substantially all of our revenues for the six months ended May 31, 2015. We also track the number of active users on our Platform as well as the RadioLoyaltyTM app as indicators of the size and quality of our audience, which are particularly important to potential advertisers.

We calculate actual listener hours using our internal analytics systems. Some of our competitors do not always calculate their listener hours in the same way we do. As a result, their stated listener hours may not represent a truly comparable figure.

Player launches are defined as the number of individual times the UniversalPlayer™ was launched.

Registered users are defined as the number of users who have signed up for an account with us in order to access our broadcasters' content and to earn loyalty points. The number of registered users may overstate the number of actual unique individuals who have signed up for an account with us in order to earn loyalty points, as an individual may register for, and use, multiple accounts under unique registration information. This is in breach of our terms and conditions but we may not be able to effectively manage and authenticate registration information in order to ensure each user is a unique individual. We define registered users as those who have signed up with us to receive loyalty points. We calculate this by the number of submissions we receive from users signing up for our loyalty service.

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

Comparison of the Nine Months Ended May 31, 2015 and May 31, 2014

	For the Nine Months Ended May 31, 2015	For the Nine Months Ended May 31, 2014

Revenue:
Advertising	$721,583	$1,339,729
Services	27,500	24,750
Total revenue	$749,083	$1,364,479

Revenues for the nine months ended May 31, 2015 and 2014, totaled $749,083 and $1,364,479 respectively. The period over period decline can be attributed to several factors. Education related revenue decreased for the nine month period year over year by $60,573 as a result of the sale of the education call center. Video revenue decreased for the nine month period year over year by $329,947 attributable to overall industry technical changes and ad related errors including Vpaid errors, ad response times, increased latency, creative errors and creative load time. Tighter buying criteria by Customers as a result of quality scoring from companies such as Integral Ad Science and ForensIQ also reduced buys from some Customers. Display revenue decreased for the nine month period year over year by $226,011. Listening hours decreased for the nine month period year over year by about 14.1% , also contributing to the decline in revenue.

	For the Nine Months Ended May 31, 2015	For the Nine Months Ended May 31, 2014
Costs of revenues:
Media network	$280,591	$302,768
Depreciation and amortization	77,986	246,888
Colocation services	116,337	133,884
Broadcaster commissions	89,602	152,068
Other	3,191	166,817
Total costs of revenue	$567,707	$1,002,425

Costs of revenues for the nine months ended May 31, 2015 and 2014 totaled $567,707 and $1,002,425, respectively. Each reporting period we have recorded substantial amortization costs associated with the Platform. The significant amortization costs associated with the Platform ceased on December 1, 2014 when it became fully amortized. In order to operate the Platform and the RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we require substantial computing power, hosting and streaming hosting. We operate a substantial technology center at our offices in Santa Barbara, California but also utilize a contracted facility in Los Angeles, California, to support our operations and ensure our systems and content delivery maintain our service level agreements. We refer to these costs as colocation services. Colocation services costs should increase as our business grows. However, our current costs should remain fixed until and if we reach a substantial listener hours level that exceeds approximately 15,000,000 hours per month. We currently generate more than 650,000 listener hours per month. Our advertising sales arrangements with over 5,000 stations facilitate us paying the broadcasters a monthly revenue sharing fee or flat content fee. We refer to these costs as broadcaster commissions. Broadcaster commissions are paid on ad inventory we purchase from the broadcasters, not on Ad Inventory we receive as a barter from the broadcasters. Other costs of sales include media network costs associated with the distribution of our content across a variety of advertising networks, streaming costs, and various application technologies that support our primary product offerings.

	For the Nine Months Ended May 31, 2015	For the Nine Months Ended May 31, 2014
Operating expenses
Product development	$17,694	$204,128
Officer compensation	66,324	360,000
Sales and marketing	88,749	104,628
Other	680,295	474,268
Total operating expenses	$853,062	$1,143,024

Operating expenses for the nine months ended May 31, 2015 and 2014 totaled $853,062 and $1,143,024, respectively. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio and the WatchThisTM technology which work has subsequently stopped, as well as Officer compensation related to accrued but primarily unpaid salaries for our two primary executives officers. Marketing and sales costs incurred were primarily related to the labor costs of employing our sales force. Our sales force markets our products on a daily basis. We expect these costs to increase in the current fiscal year. Rents were primarily related to three leases we are obligated under for our Santa Barbara, California office. Consultant expenses included fees incurred with certain personnel primarily related to finance, business development and investor relations services. Professional fees included accounting, auditing and legal fees associated with public company matters. Travel and entertainment was associated with ongoing business development and investor relations activities. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

	For the Nine Months Ended May 31, 2015	For the Nine Months Ended May 31, 2014
Other income (expenses)
Other income (expense)	$(57,126)	$7,875
Interest expense	(905,117)	(358,987)
Loss on settlements	(1,574,848)	-
Gain on disposal of assets	-	73,951
Loss on extinguishment	(101,562)	(1,439,044)
Change in fair value of derivatives	321,961	1,624,915
Total other income (expenses)	$(2,316,692)	$(91,290)

Other (expense) income for the nine months ended May 31, 2015 and 2014, totaled $(2,316,692) and $(91,290), respectively. We generated interest income on the note receivable. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit, among others. During November 2013, we completed the sales of our education lead generation vertical, Student Matching Service. We also recorded the accretion of various debt discounts associated with our convertible promissory notes. The accretion is a result of the amortization of the debt discounts associated with the convertible promissory notes over the term of the convertible promissory notes. As a result of the derivative classification regarding the beneficial conversion feature on some of our convertible notes, the derivative liabilities have to be re-measured as of each reporting date. For the nine months ended May 31, 2015 and 2014, the re-measurement resulted in a gain (loss) on change in fair value of derivative liabilities of $321,961 and $1,624,915, respectively. If the convertible promissory notes issued to the Creditor #2 remain outstanding at any time subsequent to the six-month anniversary of the date the convertible promissory notes were issued, a derivative liability exists and will have to be measured as of each reporting date. Similarly, if any portion of the Vendor Note and Creditor #3 remains outstanding at the reporting date, the derivative liability has to be re-measured as of the reporting date. During the nine months ended May 31, 2015, the Company's stock price decreased substantially from August 31, 2014 which impacted the valuation of the derivative liabilities.

We did not generate taxable profits for the nine months ended May 31, 2015 and 2014, respectively. As a result, no provision for income taxes was recorded during either period.

Comparison of the Three Months Ended May 31, 2015 and May 31, 2014

	For the Three Months Ended May 31, 2015	For the Three Months Ended May 31, 2014

Revenue:
Advertising	$203,189	$437,342
Services	8,250	8,250
Total revenue	$211,439	$445,592

Revenues for the three months ended May 31, 2015 and 2014, totaled $211,439 and $445,592, respectively. Video revenue decreased for the quarterly period year over year by $153,505 attributable to overall industry technical changes and ad related errors including Vpaid errors, ad response times, increased latency, creative errors and creative load time. Tighter buying criteria by Customers as a result of quality scoring from companies such as Integral Ad Science and ForensIQ also reduced buys from some Customers. Display revenue decreased for the quarterly period year over year by $81,907. Listening hours decreased for the quarterly period year over year by about 26%, contributing to the decline in revenue.

	For the Three Months Ended May 31, 2015	For the Three Months Ended May 31, 2014
Costs of revenues:
Media network	$89,008	$108,047
Depreciation and amortization	-	82,296
Collocation services	39,669	38,334
Broadcaster commissions	22,667	51,180
Other	(191)	28,626
Total costs of revenue	$151,153	$308,483

Costs of revenues for the three months ended May 31, 2015 and 2014, totaled $151,153 and $308,483, respectively. Each reporting period we have recorded substantial amortization costs associated with the Platform. The significant amortization costs associated with the Platform are anticipated to continue until these Platform asset value is fully amortized on December 1, 2014. In order to operate the Platform and the RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we require substantial computing power, hosting and streaming hosting. We operate a substantial technology center at our offices in Santa Barbara, California but also utilize a contracted facility in Los Angeles, California, to support our operations and ensure our systems and content delivery maintain our service level agreements. We refer to these costs as collocation services. Collocation services costs should increase as our business grows. However, our current costs should remain fixed until and if we reach a substantial listener hours level that exceeds approximately 15,000,000 hours per month. We currently generate more than 650,000 listener hours per month. Our advertising sales arrangements with over 5,000 stations facilitate us paying the broadcasters a monthly revenue sharing fee or a flat content fee. We refer to these costs as broadcaster commissions. Broadcaster commissions are paid on ad inventory we purchase from the broadcasters, not on Ad Inventory we receive as a barter from the broadcasters. Other costs of sales include media network costs associated with the distribution of our content across a variety of advertising networks, streaming costs, and various application technologies that support our primary product offerings.

	For the Three Months Ended May 31, 2015	For the Three Months Ended May 31, 2014
Operating expenses
Product development	$3,445	$88,400
Officer compensation	7,825	120,000
Sales and marketing	11,771	39,813
Other	241,786	177,795
Total operating expenses	$264,827	$426,008

Operating expenses for the three months ended May 31, 2015 and 2014, totaled $264,827 and $426,008, respectively. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio and the WatchThisTM technology which work has subsequently stopped, as well as Officer compensation related to accrued but primarily unpaid salaries for our two primary executives officers. Marketing and sales costs incurred were primarily related to the labor costs of employing our sales force. Our sales force markets our products on a daily basis. We expect these costs to increase in the current fiscal year. Rents were primarily related to three leases we are obligated under for our Santa Barbara, California office. Consultant expenses included fees incurred with certain personnel primarily related to finance, business development and investor relations services. Professional fees included accounting, auditing and legal fees associated with public company matters. Travel and entertainment was associated with ongoing business development and investor relations activities. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

	For the Three Months Ended May 31, 2015	For the Three Months Ended May 31, 2014
Other income (expenses)
Other income (expense)	$(445)	$2,625
Interest expense	(409,812)	(193,387)
Loss on settlements	(1,574,848)	-
Gain on disposal of assets	-	(46,413)
Loss on extinguishment	(35,025)	(1,439,044)
Change in fair value of derivatives	47,757	1,570,945
Total other income (expenses)	$(1,972,373)	$(105,274)

Other (expense) income for the three months ended May 31, 2015 and 2014, totaled $(1,972,373) and ($105,274), respectively. We generated interest income on the note receivable. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit, among others. During November 2013, we completed the sales of our education lead generation vertical, Student Matching Service. We also recorded the accretion of various debt discounts associated with our convertible promissory notes. The accretion is a result of the amortization of the debt discounts associated with the convertible promissory notes over the term of the convertible promissory notes. As a result of the derivative classification regarding the beneficial conversion feature on some of our convertible notes, the derivative liabilities have to be re-measured as of each reporting date. For the three months ended May 31, 2015 and 2014, the re-measurement resulted in a gain (loss) on change in fair value of derivative liabilities of $47,757 and 1,570,945 respectively. If the convertible promissory notes issued to the Creditor #2 remain outstanding at any time subsequent to the six-month anniversary of the date the convertible promissory notes were issued, a derivative liability exists and will have to be measured as of each reporting date. Similarly, if any portion of the Vendor Note remains outstanding at the reporting date, the derivative liability has to be re-measured as of the reporting date. At May 31, 2015, the Company's stock price had reached its par value of $0.0001 which had a significant impact on the value of the derivative liability. Thus, the prices at which discounts are calculated for conversions of notes payable using the lowest bid or traded price are fixed at $0.0001.

Liquidity and Capital Resources

As of May 31 2015 we had cash totaling $0. We had net a working capital deficit of $3,728,498 as of May 31, 2015, compared to a net working capital deficit of $3,422,944 as of August 31, 2014. Our principal uses of cash during the nine months ending May 31, 2015 were funding our operations.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the nine months ended May 31, 2015, the Company recorded an operating loss of $671,686 and a net loss of $2,988,378. As of May 31, 2015, the Company had a working capital deficit of $3,728,498, which excluding the derivative liability was $2,696,929, indicating that the Company may have difficulty continuing as a going concern.

Management is confident but cannot guarantee that the Company will be able to raise in order to repay debts and continue operations. During the year ending August 31, 2015, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others. The Company's normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management's business plan. Additionally, the Company is currently in default on its capital lease. If the Company defaults on this capital lease, the lessor may decide to take back its equipment. If that occurred then the Company would likely need to lease third party servers in order to continue operating its business. Since inception and through August 31, 2014, the Company has successfully raised a significant amount of capital. However, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to become profitable. If the Company is unable to become profitable or sustain its cash flow, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Working Capital Related Party Financing

The Company has only been operating since November 30, 2011. As a result, the Company has an extremely limited credit history. The Company's Chief Executive Officer, and the Chief Executive Officer of StreamTrack Media, Inc. use their personal credit cards to fund operations on a frequent basis. If the Company did not have access to these credit cards, the Company would have to rely exclusively on external sources of capital. The Company's external sources of capital are not always readily available. As a result, in time-constrained circumstances, the use of personal credit cards is necessary until such time as the Company is able to build up its own credit-worthiness and access more readily available and significant credit.

Capital Expenditures

Based on current estimates, we believe that our anticipated capital expenditures will be adequate to implement our current plans.

Historical Trends

The following table summarizes our cash flow data for the nine months ended May 31, 2015 and 2014.

	For the Nine Months Ended May 31, 2015	For the Nine Months Ended May 31, 2014

Net cash provided by (used in) operating activities	$(170,613)	$(657,042)
Net cash used in investing activities	(363,467)	-
Net cash provided by financing activities	507,490	688,552

Cash flow used by operating activities totaled $170,613 for the nine months ended May 31, 2015, compared to $657,042 used for the nine months ended May 31, 2014. Operating cash flow was negative as we continued operations and a focused effort on product development and efforts towards certain potential significant partnerships with third parties within the digital media industry.

Cash flow used in investing activities totaled $363,467 for the nine months ended May 31, 2015, compared to $0 for the nine months ended May 31, 2014. The increase in cash used in investing activities relates to internally developed products in which the capitalization criteria has been met.

Cash flow provided by financing activities totaled $507,490 for the nine months ended May 31, 2015, compared to $688,552 for the nine months ended May 31, 2014. We raised substantial capital through the issuance of convertible promissory notes, net proceeds from the line of credit, and advances from related our primary executive officers during the nine months ended May 31, 2015 and 2014, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (Principal Executive and Financial Officer); of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer (Principal Executive and Financial Officer) concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer (Principal Executive and Financial Officer), to allow timely decisions regarding required disclosure.

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

STREAMTRACK, INC.

Date: July 20, 2015	By:	/s/ Michael Hill
	Name:	Michael Hill
	Title:	Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

