Form 10-K
period 2015-08-31
STREAMTRACK, INC.
filed 2015-12-15
CIK 1442376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended August 31, 2015

Commission File Number: 000-55140

STREAMTRACK , INC.
(Exact name of registrant as specified in its charter)

Wyoming	26-2589503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

347 Chapala Street Santa Barbara, California	93101
(Address of principal executive offices)	(Zip Code)

(805) 308-9151

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: none.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.0001.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On November 30, 2015 the registrant had 3,559,818,555 shares of common stock outstanding.

STREAMTRACK, INC.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains "forward-looking statements" that involve substantial risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as "anticipate," "believe," "estimate," "expect," "intend," "may," "might," "plan," "project," "will," "would," "should," "could," "can," "predict," "potential," "continue," "objective," or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K.

Some of the industry and market data contained in this Annual Report on Form 10-K are based on independent industry publications and publicly available information. This information involves a number of assumptions and limitations. Although we believe that each source is reliable as of its respective date, we have not independently verified the accuracy or completeness of this information.

As used herein, "StreamTrack," the "Company," "we," "our," and similar terms refer StreamTrack, Inc. and its wholly owned subsidiaries, unless the context indicates otherwise.

PART I.

ITEM 1. BUSINESS

Business Overview

StreamTrack, Inc. is a digital media and technology services company. The Company provides audio and video streaming and advertising services through its RadioLoyaltyTM Platform (the "Platform") to over 5,000 internet and terrestrial radio stations and other broadcast content providers. The Platform consists of a web-based and mobile player that manages streaming audio and video content, social media engagement, display and video ad serving within the web player and is also capable of replacing audio ads with video ads within the web player in a live or on-demand environment. The Company offers the Platform directly to its broadcasters and integrates or white labels its technologies with web-based internet radio guides and other web-based content providers.

We also developing Robot Fruit, which is intended to be a powerful marketing tool that combines a mobile app creation platform, customer loyalty program, and content management system into an instant and measurable marketing engine for businesses. The Company is also continuing development of StreamTrak, designed to enable fans, artists, bands, music publishers and record labels to distribute, discover, create and share content. In addition, the Company through ampedfantasy.com  has entered the rapidly growing daily fantasy sports industry. The Amped Fantasy brand will offer diverse contests to attract fans of all kinds. The mobile and web offering which is under development will include, but not be limited to free and paid daily, weekly, pick'em, salary cap, flex or customized roster and guaranteed prize or payout contests. Fantify which is under development, is a fully customizable daily fantasy sports and private label fantasy sports technology platform. Once venues signup for Fantify and setup a contest, they invite new or existing customers, and award prizes. It will be free to play for customers to win prizes, compete against friends and others, feel closer to the real life game, and all with no season-long commitment. Through sportsalert.com the Company owns a subscriber based alert system for various sports with over 100,000 registered users. Users can choose whether they want score updates sent to their mobile phone or email, customizable by sport and events.

As of August 31, 2015, we had 174,060 registered RadioLoyalty users, which we define as the total number of accounts that have been created for our loyalty service at period end, and we were adding around 2,200 new registered users every month on average over the last 12 months. For the fiscal year ended August 31, 2015, we streamed over 9.9 million hours of content and had over 23 million launches of our UniversalPlayerTM. For the fiscal year ended August 31, 2014, we streamed over 13 million hours of content and had over 38 million launches of our UniversalPlayerTM.

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

History

The Company was incorporated in Wyoming on May 6, 2008. Prior to change of control of May 16, 2012, the Company developed businesses, assets and opportunities in the motion picture production and distribution industry and allied industries, which the Company believed would have significant growth potential as new digital delivery and distribution platforms evolve. The Company marketed its motion picture products and distribution businesses under several names ("brands") including Lux Digital Pictures, Midnight Movies, New Broadway Cinema and Short Screams. The Company expected to compete in the entertainment industry by controlling costs of production and distribution by outsourcing most functions to third parties and using primarily online marketing tools to promote its products and further its digital strategies. The Company also believed it had developed unique production strategies for the production of a unique brand of commercial documentary feature films. The businesses operated by the Company did not generate substantial profits. In late 2011, the Company began looking at business alternatives such as mergers, acquisitions or reverse acquisitions.

RadioLoyalty, Inc. ("RL") is a California corporation. Michael Hill was a founder and has been a controlling shareholder in RL since its inception, on November 30, 2011. On December 1, 2011, Michael Hill and Aaron Gravitz (the "Executives"), together with RL, executed an asset purchase agreement with their former employer, Lenco Mobile, Inc. ("Lenco"), to acquire certain assets and assume certain liabilities from Lenco. The primary asset acquired from Lenco was the RadioLoyaltyTM Platform (the "Platform"). The Platform consisted of a web player that manages audio and video content streaming, manages ad serving within the web player and is capable of replacing audio ads with video ads within a live or on demand environment. The consideration given to Lenco consisted only of a 3.5% royalty on revenues earned through the Platform for the period from November 1, 2011 through November 1, 2014 (the "Royalty"). Payments to Lenco for the Royalty could not exceed $2,500,000. On March 22, 2012, RL issued 125,000 shares of common stock, valued at $62,250, to an entity controlled by Michael Hill and an unrelated individual in exchange for the WatchThisTM assets. On July 1, 2012, the Company acquired a customer list from Rightmail, LLC. This customer list was inclusive of publishers and advertisers the Company planned to conduct business with on an ongoing basis.

On May 16, 2012, the Company's former majority shareholders executed a stock purchase agreement (the "SPA") with Michael Hill. The SPA provided for the issuance of 100 shares of Series A Preferred Stock (the "Preferred Shares") to the former majority shareholders of the Company. The Preferred Shares are convertible into 10% of the Company's common stock at any time subsequent to the execution date of the SPA. The SPA also caused the transfer of the majority shareholders' common stock in the Company to Michael Hill in exchange for all of the Company's assets and the majority of its liabilities as of that date. The SPA also provided for a contribution of assets by Michael Hill, namely the WatchThisTM software. Mr. Hill also became obligated to cause the Company to acquire RL by October 1, 2012. As a result of the SPA, the former majority shareholders of the Company received a dividend in the form of the majority of the Company's net assets and the newly issued Preferred Shares valued at $1,399,416. The net assets totaled $570,479. The Preferred Shares issued to the former majority shareholders were valued at $828,937 based on a discounted cashflow calculation of the WatchThisTM assets and RL business operations. The Company received the WatchThisTM software valued at $83,020. The Company's securities attorney also received Preferred Shares in exchange for services to be provided in connection with the SPA and the proposed acquisition of RL. Those services were valued at $92,104.

On August 31, 2012, the Company executed an asset purchase agreement (the "APA") to complete the acquisition of certain assets and liabilities of RL and has since entered into an amendment to the APA in order to (i) issue Michael Hill an additional 180,000,000 shares of the Company's common stock as necessary in order to ensure Michael Hill retains control of the Company through the date of a reverse stock split previously authorized by the Company's Board of Directors and (ii) to provide a methodology to determine the number of shares of the Company's stock that would be issued to the shareholders of RL such that the Company's valuation on the date of the issuance of shares was $14,500,000 (iii) to provide the Company with the right, which has not yet been exercised, to purchase all of the outstanding common stock of RL for $1. Upon the execution of the APA, a plan to complete a reverse stock split was authorized by the Company's Board of Directors. Upon exercise of the Company's right to purchase all of the outstanding common stock of RL, all of the outstanding shares of the Company's Series A Preferred Stock will convert into shares of the Company's common stock pursuant to the terms of the Series A Preferred Stock (approximately 10% of the Company's outstanding common stock). The remaining approximately 90% of the Company's outstanding common stock, on a post-reverse stock split basis, will be held by the former shareholders of RL, of which Michael Hill, the Company's Chief Executive Officer, is a significant shareholder.

Industry Overview

The radio broadcast and internet streaming industry is changing rapidly. With this change, we believe there is growing opportunity across the industry for a provider of free quality programming, with a unique, proven advertising monetization model and sales network. While many content providers and technologies are focused on building audience, we believe that the opportunity to provide greater variety and more diverse programming to listeners, while being supported by uniquely generated advertising revenue will prove successful. We believe the advertising revenues generated using our video in-stream technology are unique and no other technology provider currently has a comparable product. We filed a patent application with the United States Patent and Trademark Office on July 26, 2012, under application number 13/559,503, which was rejected and while the Company believes that its claims are patentable, it choose not to pursue the claims further because it would have been cost prohibitive. We believe that our unique technology, coupled with a diverse programming portfolio, sales networks with a vast market coverage, and powerful targeting capabilities make our products and services unique and highly scalable. We believe we are among the leaders in identifying and utilizing industry-leading technologies. Our initial distribution platform, RadioLoyalty™, promotes efficiency for radio stations and streamlines daily operations resulting in a cost reduction for our customers. Our business is driven in part by our heightened focus on customer service, which has allowed us to develop and maintain long-standing relationships with radio stations, advertisers, programming partners and independent content providers. Our commitment to serving our customers and providing a high level of accountability is the core of our business model, and will continue to be so as we look for opportunities to expand our programming offerings and the services we provide.

We believe there is a large and growing market opportunity for our RadioLoyalty™, Robot Fruit, StreamTrak, AmpedFantasy, Fantify and SportsAlert products and services due to several important trends such as that:

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

The daily fantasy sports industry is experiencing rapid growth. Traditional fantasy sports games have been an integral part of the sports industry for decades. Now, the rapidly expanding "daily fantasy" or "DFS" industry is quickly becoming the new alternative with sports fans. Industry leaders have reported annual growth of daily fantasy sports of close to 300% over the past several years, with in excess of 40 million active players. According to the Fantasy Sports Trade Association (FSTA), daily fantasy sports revenue in 2014 was around $1 billion and is projected to grow to $17 billion by 2020. With endorsements by professional sports organizations including the NFL, MLB, and NBA along with credible media outlets and organizations including Yahoo!, CBS, Rotowire, and more, daily fantasy sports is quickly becoming commonplace. We believe there is a large and growing market opportunity for our AmpedFantasy, Fantify, and SportsAlert products.

Our Services

Our platform and offering allows content providers to stream content to an unlimited listener base. We eliminate the bandwidth expense of streaming for our content providers and generate display, video and audio advertising revenues for both ourselves and our content providers.

We provide advertisers with a cost effective solution to reach their target audience at scale, from one source. Included in our audience is a consolidation of internet and mobile users accessing our small and medium sized broadcast providers' content, who can take advantage of the advertising buys of our aggregate and targeted audience that spans the globe.

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

Broadcasters/Radio Stations/Rep Groups/ Content Owners

We offer broadcasters and content providers a streaming media player and broadcasting platform at no out of pocket cost. We generate revenue primarily from advertising. Stations can preserve their cash as well as use it to fuel growth because we offer our programming and services on a barter basis. Stations provide us with advertising inventory in return for our bandwidth/services on a 1:4 display advertising impressions ratio. For example, we receive the first, fifth, ninth, etc. advertising impression as our barter fee and recognize 100% of the revenue from those ad impressions, with content providers being able to monetize the remaining impressions at their discretion. In most cases, we end up buying the remaining inventory from content providers. In almost every scenario, we are able to monetize the advertising inventory of our content providers at much higher ad rates than they are able to due to aggregation and our in-stream video technology.   This advertising solution is what enables us to offer a compelling solution to content owners and sets us apart from our competitors.

We offer groups that represent radio broadcasters ("Rep Groups") a self-managed software-as-a-service ("SAAS") platform to provide management services to their respective station owners. We offer content providers a full-service partnership, which is unique in the radio industry. When we work with a Rep Group they "represent" a content provider on a domestic and/or international level, our ad sales team reaches out to advertisers (both national and international), our content department provides audience metrics and relevant demographic information and our trafficking department provides back office support so content providers can focus on developing their content rather than focusing on the end user experience. Our sales team is managed by industry veterans.

Listener/User

We offer our service to listeners at no cost through our UniversalPlayerTM in online environments, and through our RadioLoyalty™ app in popular mobile and internet environments. We generate revenue primarily from advertising. Listeners earn RadioLoyalty™ points for listening and other designated user interactions. RadioLoyalty™ points can be redeemed in our store for merchandise but maintain a zero cash value at all times.

Listeners can also earn points by sharing their listening across social media using our share and refer a friend features. Our website and mobile apps are integrated with Facebook Connect allowing our listeners easy signup, login, and sharing functions with their Facebook friends.

Advertising/Advertising Agency/Advertising Network

We generate revenue primarily from advertising. We offer advertisers (and the advertising agencies that represent them) and sales networks with international market coverage and broad demographic targeting given our broad range of programming and services. With over 5,000 radio stations as our clients, we help ensure advertisers that their message will be heard and seen worldwide by listeners they are seeking.

We believe our advertising network offers advertisers a powerful lead generation and/or branding solution that effectively targets a global audience. Our network exclusively represents the media inventory of our owned properties including RadioLoyalty™ as well as other vertical based websites. We offer a comprehensive suite of display, audio and video advertising products across our traditional computer, mobile and connected device platforms. Our advertising products allow international, national, regional and local advertisers to target and connect with our audience - based on attributes including geographic, demographic and content preferences, and we provide analytics for our advertisers detailing campaign metrics and performance.

•

Display Advertising. Our display products offer advertisers opportunities to gain exposure to our listeners through our desktop, internet and mobile service interfaces, which are divided between our UniversalPlayer™ containing our player and "now playing" information, and the information space surrounding our UniversalPlayer™. Our display ads include IAB industry standard banner ads of various sizes and placements depending on platform and listener interaction.

•

Audio Advertising. Our audio advertising products allow custom audio messages to be delivered between songs during short ad interludes. Audio ads are available across all of our delivery platforms. On supported platforms, the audio ads can be accompanied by display ads to further enhance advertisers' messages.

•	Video Advertising. Our video advertising products allow delivery of rich branded messages to further engage listeners through video pre-roll, video mid-roll, in-banner user-initiated videos, and a unique and proprietary video in-stream advertisement. We currently utilize video advertising through our desktop interfaces, and anticipate expanding video advertising across our mobile service interfaces in 2016.

We offer multiple pricing models designed around maximizing our customers' return on investment (ROI). Our display, audio, and video for internet, internet connected devices and mobile advertising placements are offered on several pricing models including: cost-per-thousand-impression (CPM), whereby our customers pay based on the number of times the target audience is exposed to the advertisement; cost-per-view (CPV), whereby our customers pay based on the number of times a unique video asset is viewed by the consumer; cost-per-lead (CPL), whereby our customers pay when a consumer completes the pre-defined registration fields and submits the completed forms; cost-per-click (CPC), whereby payment is triggered only when an interested individual clicks on our customer's advertisement; and cost-per-action (CPA), whereby payment is triggered only when a specific, pre-defined action is performed by an online consumer.

Through our wholly-owned subsidiary StreamTrack Media, Inc. ("StreamTrack Media"), we offer lead generation services for advertisers and publishers through our advertising network. Advertisers use our lead generation services to generate leads on a CPM, CPV, CPL, CPC and CPA basis while publishers use our advertising network to find advertisers to distribute to their internet traffic. The publisher places the advertiser's display video ads, display ads or text links on their website, in email campaigns, registration paths, or in search listings, and receives a commission from the advertiser only when a visitor takes an agreed-upon action.

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

UniversalPlayer™

The UniversalPlayer™ Platform has standardized digital ad buying for more than five thousand internet radio stations. Its technology for in-stream video ad insertion is unique and we believe it is changing the way the traditional internet radio model executes. As we continue to expand the use of our UniversalPlayer™ to a larger broadcaster base, we anticipate seeing significant increases in advertising rates and revenue with this addition.

WatchThis™

WatchThis™ consists of a web or television-based player that manages streaming audio and video content, social media engagement, display and video ad serving within the player and is also capable of tagging merchandise within the content and providing the viewer with the opportunity to select and purchase the merchandise. The technology operates in a live or on demand environment.

While the Company believes that its claims for the WatchThis technology are patentable, its patent application was rejected and it chose not to pursue the claims further because it would have been cost prohibitive.

The Company is exploring alternative options as it relates to the WatchThis brand and technology. While the USPTO has rejected our claims, management believes that the viability of the technology is still feasible. Currently we have stopped development of this product until management identifies all of the options that are available for the business to potentially pursue.

Lead Generation Websites

We own approximately 15 websites and 125 URLs (Uniform Resource Locators or internet domains) that we have acquired and developed over many years. Several of these websites have a strong, established history with the top tier search engines. We generate traffic to our websites, link our sites with key partners, and take other steps designed to improve the ranking of our sites on major search engines and improve their appeal to consumers who view them. We also monitor and perform search engine optimization on our sites to increase the profile of our sites on major search engines such as Google, Yahoo and Bing.

Our internet advertising network operates under StreamTrack Media. We provide advertisers with products and services to reach consumers online in a highly-focused manner leading to better response rates on advertisements, higher quality leads and the ability to measure the success of each advertising campaign.

RadioLoyalty™, which we own and operate, can provide advertisers a cost effective means to reach its worldwide targeted audience. Through advertising, brands and direct response advertisers can generate both brand awareness and generate leads.

Amped Fantasy is a daily fantasy sports platform. The Company through ampedfantasy.com has entered the rapidly growing daily fantasy sports industry. The Amped Fantasy brand will offer diverse contests to attract fans of all kinds that will help expand the growing industry. The mobile and web offering which is under development will include, but not be limited to free and paid daily, weekly, pick'em, salary cap, flex or customized roster and guaranteed prize or payout contests.

Fantify which is under development, is a fully customizable daily fantasy sports and private label fantasy sports technology platform. Fantify is now offering customized fantasy league games to U.S. based brands, casinos, sports bars, and restaurants. Once venues signup for Fantify and setup a contest, they invite new or existing customers, and award prizes. This can bring many benefits to venues including: increasing sales by involving customers, creating loyalty purchases and visits from new and existing customers, creating a fun environment for customers, reinforcing their brand with targeted marketing, becoming customer's go-to sports venue, and being one of the first venues to offer fantasy sports. Contests are simple enough for the casual sports fan yet deliver the authenticity required to engage even the most seasoned fantasy sports players. Customers simply fill out a roster from the available players and watch live results on their mobile devices as the games are played. It is free to play for customers to win prizes, compete against friends and others, feel closer to the real life game, and all with no season-long commitment.

Through sportsalert.com the Company owns a subscriber based alert system for various sports with over 100,000 registered users. Users can choose whether they want score updates sent to their mobile phone or email, customizable by sport and events.

Intellectual Property

We received rejections to two patent applications with the United States Patent and Trademark Office ("USPTO").

We filed a patent with the United States Patent and Trademark Office. The patent application was filed on July 26, 2012, under application number 13/559,503. The Company received a Final Office Action rejecting the company's claims to U.S. App No.: 13/559,503 - Ads with Media Streams - RAD-0045. The Company planned to submit a response to this rejection and file an appeal, and while the Company believes that its claims are patentable, it choose not to pursue the claims further because it would have been cost prohibitive

In June 2015, the Company received an Office Action where the examiner laid out new grounds of rejection addressed to the new claim language from our previous amendment to U.S. App No.: 12/146,922 - WATCH THIS - RAD-00330. Claims 20, 22-27, 36, and 38-43 were rejected under 35 U.S.C. 103(a) as being unpatentable over US 2006/0089843 filed 10/26/2004 by Flather in view of US 2008/0307454 filed 6/6/08 by Ahanger et al in view of US 2008/0109844 filed 11/2/06 by Baldeschwieler et al. in view of US 2013/0061262 with priority to 1/30/0S, filed by Briggs et al. The Company had until June 19, 2015 to respond to this decision, and while the Company believes that its claims are patentable, it choose not to pursue the claims further because it would have been cost prohibitive.

The Company is exploring alternative options as it relates to the WatchThis brand and technology. While the USPTO has rejected our claims put forth, management believes that the viability of the technology is still feasible. Currently we have stopped development of this product until management identifies all of the options that are available for the business to potentially pursue.

Distribution

The RadioLoyalty™ platform primarily generates listeners from its content provider's websites. It also generates listeners through its station guide on radioloyalty.com as well as syndication of its station guide to third party websites. Through a "listen live" or similar button on content provider's websites and guides, listeners launch the UniversalPlayerTM. In addition to streaming to traditional online computers, we have developed and deployed popular mobile apps for Android phones, and IOS devices including iphones and ipads. We plan to make the RadioLoyalty™ service available on additional devices through partnerships with electronic manufacturers and OEM providers.

Revenue Model

We derive most of our revenues from the sale of advertising. Advertisers buy inventory and lead generation services from us on a CPM, CPL, CPV, CPC and CPA basis. We deploy pre-roll video advertisements to listeners prior to reaching their desired content, and then deploy in-stream video advertisements during our content provider's scheduled commercial breaks using our technology. We further monetize content with display advertising consisting of IAB compliant 300x250 and 728x90 (among other) ad units within the UniversalPlayer™, monetization outside of the player and through our member's area.

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

We have a sales division dedicated to recruiting advertisers and advertising networks to purchase advertising and leads from us. We also have a team focused on publisher and station guide distribution through our advertising network.

Our content provider onboarding team assists with the recruitment, setup, implementation and optimization of content providers.

Our listener marketing division is in charge of portraying our brand messaging through our players and improving the experience to drive listener hours. Through refer a friend and the social media sharing features in the UniversalPlayer™ viral listeners are generated for us and our content providers providing a tool for growth.

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

We believe that the quality, diversity and breadth of our programming and services, coupled with our advertising sales forces and unique monetization model supported by our technology, enable us to compete effectively with other forms of media and content delivery networks. While we believe our platform offers unique advantages over other streaming platforms, content providers may choose not to stream using our platform in favor of other platforms.

Other Media Forms Other providers of content delivery provide content on demand through internet streaming and IP television, such as Hulu, Vemeo, Vevo, or YouTube. We compete for the time and attention of listeners with all other media forms. These content services pose a competitive threat.

Competition for Advertisers

We compete with other content providers for higher advertising rates and a share of our advertising customers' overall marketing budgets. A number of factors impact competition for advertisers including but not limited to: technology capabilities, budgets, pricing structures, the ability to generate successful campaign metrics, return on investment, and targeting abilities. We believe that our video in-stream ad insertion technology gives us a unique advantage. However, securing budget and premium rates from advertisers is intensely competitive and rapidly changing. With new companies entering the market and the introduction of new technologies, we expect competition to increase and potentially have an adverse effect.

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

Competition for Fantasy Sports Players

We compete with other Daily Fantasy Sports companies for users/players. According to the FSTA, Fanduel and DraftKings own 96% of market share. Competing with these large companies with an established footprint may prove to be difficult. These large companies with greater brand recognition may have greater funding, more skilled personal, technology and intellectual property advantages, and consequently enjoy significant advantages.

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

We are also subject to federal and state laws regarding privacy of listener data. Our privacy policy and terms of use describe our practices concerning the use, transmission and disclosure of listener information and are posted on our website. Any failure to comply with our posted privacy policy or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. Further, any failure by us to adequately protect the privacy or security of our listeners' information could result in a loss of confidence in our service among existing and potential listeners, and ultimately, in a loss of listeners and advertising customers, which could adversely affect our business.

We are subject to keeping in compliance with any applicable State and Federal guidelines with our fantasy sports products: AmpedFantasy and Fantify. The Unlawful Internet Gambling Enforcement Act of 2006 (UIGEA) defines fantasy sports as a skill based game and exempted fantasy sports from restrictions on Federal internet gaming restrictions. Laws vary state-to-state. The regulatory environment is changing rapidly and we are keeping informed of the changing landscape. We may be adversely effected in the future by legislation.

Seasonality

Our results may reflect the effects of some seasonal trends in listener behavior due to increased internet usage and sales of media-streaming devices during certain vacation and holiday periods. We may also experience higher advertising sales during the fourth quarter of each calendar year due to greater advertiser demand during the holiday season, and lower advertising sales during the start of quarter's given advertiser demand. Given the rapid growth of new media delivery and new user device adoption, we may see a shift in this pattern in the future.

Employees

As of August 31, 2015, we had 2 employees.

Corporate and Available Information

We were incorporated as a Wyoming corporation on May 6, 2008. Our principal executive offices are located at 345 Chapala Street, Santa Barbara, California 93101 and our telephone number is (805) 308-9151. Our website is located at www.streamtrack.com.

We have an August 31 fiscal year end. Accordingly, in this Annual Report on Form 10-K, all references to a fiscal year refer to the 12 months ended August 31 of such year, and references to the first, second, third and fourth fiscal quarters refer to the three months ended November 30, February 28, May 31 and August 31, respectively.

We file reports with the Securities and Exchange Commission ("SEC"), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any other filings required by the SEC. We make available on our Investor Relations website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http:// www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2. PROPERTIES

Our principal executive offices are located in Santa Barbara, California in a 4,154 square-foot facility, under three operating leases, each of which expire on May 15, 2016.

We believe that our current facilities are adequate to meet our customers' needs for the near future and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.

ITEM 3. LEGAL PROCEEDINGS

We may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at this time we consider material to our business or financial condition.

ITEM 4. MINE SAFETY DISLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the OTC Pink market under the symbol "STTK.", and previously was quoted on the OTCQB. The following table sets forth the range of high and low sales prices of our common stock of our common stock for the periods indicated,. These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	High	Low
Fiscal Year Ended August 31, 2015
First quarter (September 1, 2014 – November 30, 2014)	$0.002	$0.0002
Second quarter (December 1, 2014 – February 28, 2015)	$0.0027	$0.0001
Third quarter (March 1, 2015 – May 31, 2015)	$0.0007	$0.0001
Fourth quarter (June 1, 2015 – August 31, 2015)	$0.0001	$0.0001

	High	Low
Fiscal Year Ended August 31, 2014
First quarter (September 1, 2013 – November 30, 2013)	$0.142	$0.03
Second quarter (December 1, 2013 – February 28, 2014)	$0.03	$0.007
Third quarter (March 1, 2014 – May 31, 2014)	$0.005	$0.006
Fourth quarter (June 1, 2014 – August 31, 2014)	$0.006	$0.0017

As of August 31, 2015, there were approximately 25 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

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

Equity Compensation Plan Information

The Company adopted a plan under Form S-8 Registration Statement filed with the Securities and Exchange Commission SEC file 333-177311.

Recent Sales of Unregistered Securities

The following is a list of the issuance of securities by us during the fiscal year ending August 31, 2015 in transactions exempt from registration that were not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, the proceeds of which were generally used for working capital:

Number of	Dollar Amount/Value	Services Or Other		Exemption from
Shares	of Consideration	Consideration	Date of Sale	Registration

Rule 506

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to those discussed below and elsewhere in this report, particularly in the section entitled "Special Note Regarding Forward-Looking Statements and Industry Data".

Cautionary Statements

This Form 10-K contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others, statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-K. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

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

Opportunities, Challenges and Risks

Advertising revenue constitutes the majority of our total revenue, representing 96% and 96% of total revenue for the years ended August 31, 2015 and 2014, respectively.  We deliver content on mobile devices through our RadioLoyalty™ app but we do not currently generate significant mobile advertising revenues. Management believes that mobile advertising represents an opportunity for the Company in the next coming years and on an ongoing basis. We streamed content to our listeners for over 9.9 million hours during the fiscal year ended August 31, 2015. A total of 95.9% of these listener hours were generated by listeners through our web-based Universal Player™, with the remainder of listener hours delivered on tablet computers, smartphones and other mobile devices. Management expects the mobile advertising market will grow at substantial rates in the coming years. However, many challenges exist in this market. We believe these challenges will be solved primarily with new technologies. We believe our current technologies and other technology under development will solve some of these challenges. By solving these challenges we will be able to monetize our mobile listenership. From September 1, 2013 to August 31, 2014 we had 658,455 listening hours streamed through mobile devices. From September 1, 2014 to August 31, 2015 we had 406,078 hours streamed through mobile devices. Due to the inability of Apple's IOS devices to run flash, and the different technical frameworks that run mobile devices versus online desktop devices, serving ads inside of mobile devices involves other complexities from a technical perspective as compared to serving ads inside of our desktop UniversalPlayer™. We are currently unable to utilize our video in-stream technology inside of our current Apps. However, depending upon the availability of capital, we will invest in the development of our video in-stream technology in the mobile format.

Key Metrics:

We track listener hours because it is the best key indicator of the growth of our RadioLoyalty™ business. Revenues from advertising through our RadioLoyalty™ Platform represented substantially all of revenues for the year ended August 31, 2015. We also track the number of registered users on our RadioLoyalty™ web-based product as well as the RadioLoyalty™ app as indicators of the size and quality of our audience, which are particularly important to potential advertisers. We plan to expand our internet product portfolio in the year ending August 31, 2016. Once these products are launched we will determine key indicators of growth for those products.

We calculate actual listener hours using our internal analytics systems. Some of our competitors do not always calculate their listener hours in the same way we do. As a result, their stated listener hours may not represent a truly comparable figure.

Player launches are defined as the number of individual times the UniversalPlayer™ was launched. The UniversalPlayer™ is launched by users who want to access internet radio content. The majority of users click from a "Listen Live" button on our broadcast partner's websites, or through our station guide at http://radioloyalty.com/station-guide/index.php or our publisher sites. We also work with Internet radio guides such as TuneIn.com. Users can click on stations that broadcast with us to listen to content, which launches the UniversalPlayer™. Registered users have signed up to earn loyalty points, whereas all users have not signed up to earn loyalty points. Users do not have to be registered to launch the UniversalPlayer™. The UniversalPlayer™ needs to be launched with each successive use by users, and not only the first time users listen to content.

Registered users are defined as the users who have signed up for an account with us in order to access our broadcasters' content and to earn loyalty points.   The number of registered users may overstate the number of actual unique individuals who have signed up for an account with us in order to earn loyalty points, as an individual may register for, and use, multiple accounts under unique brands or private labels. We calculate this by the number of submissions we receive from users signing up for our loyalty service.

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

The tables below set forth our listener hours for the year ended August 31, 2015, our player launches, and our registered users as of August 31, 2015.

Listener hours (in millions)	9.9
Player launches (in millions)	23.2
Registered users (in thousands)	174.0

The tables below set forth our listener hours for the year ended August 31, 2014, our player launches, and our registered users as of August 31, 2014.

Listener hours (in millions)	13.3
Player launches (in millions)	38
Registered users (in thousands)	147.6

For the fiscal year ended August 31, 2015 we streamed over 9.9 million hours of content and had over 23 million launches of our UniversalPlayerTM. For the fiscal year ended August 31, 2014 we streamed over 13.3 million hours of content and had over 38 million launches of our UniversalPlayerTM.

Results of Operations for the Year Ended August 31, 2015 as Compared to the Year Ended August 31, 2014

The following tables present our results of operations for the periods indicated and as a percentage of total revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	For the Years Ended August 31,
	2015	2014
Revenue
Advertising	96%	96%
Services	5	2
Total revenue	100	100
Costs of revenues
Media network	36	25
Depreciation	8	19
Colocation hosting services	16	10
Broadcaster fees	11	9
Other costs of sales	1	10
Total costs of revenues	72	73
Gross profit	28	27
Operating expenses
Consulting fees	-	2
Professional fees	-	9
Product development	2	3
Marketing and sales	11	8
Rents	-	10
Officer compensation	9	20
Bad debts	19	(1)
Other expenses	100	14
Total operating expenses	141	65
Loss from continuing operations	(113)	(38)
Other expenses
Other income (expense)	(5)	1
Interest expense	(120)	(33)
Loss on extinguishment	(11)	(83)
Loss on settlements	(169)	-
Change in fair value of derivative	49	86
Total other expenses	(256)	(29)
Loss before provision for income taxes	(369)	(67)
Provision for income taxes	-	-
Net loss	(369)	(67)

Comparison of the Years Ended August 31, 2015 and 2014

Revenue	For the Years Ended August 31,
	2015	2014
Revenue
Advertising
Video	$371,836	829,018
Display	517,171	799,984
Lead generation	-	-
Other	6,400	67,956
Total	895,407	1,696,958
Services	35,750	33,000
Total revenue	$931,157	$1,729,958

Revenues for the year ended August 31, 2015 totaled $931,157 compared to $1,729,958 for the year ended August 31, 2014, a decrease of $798,801 or 46%. Revenues decreased as listening hours and cost of sales went down. We attribute the decline due to a number of factors including the reduction of broadcasters and media network partner production. We generated substantial revenues from video, audio and display advertising placements utilizing our RadioLoyaltyTM Platform and the listenership from over 5,000 of our radio stations.

Costs of Revenue	For the Years Ended August 31,
	2015	2014
Costs of revenues
Media network	$335,452	$439,282
Depreciation	77,986	329,184
Colocation hosting services	145,556	168,796
Broadcaster fees	105,889	147,116
Other	2,858	175,788
Total costs of revenue	$667,741	$1,260,166

Costs of revenues for the year ended August 31, 2015 totaled $667,741 compared to $1,260,166 for the year ended August 31, 2014, a decrease of $592,425 or 47%. We incurred substantial media network costs associated with the distribution of our content across a variety of advertising networks. Our costs of distributing our content will proportionally decrease dramatically as we reach scale. Amortization of the software that powers the Platform accounted for the majority of the depreciation recorded during 2014. In order to operate the RadioLoyaltyTM online broadcasting platform, RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we require substantial computing power, hosting and streaming hosting. We operate a technology center at our offices in Santa Barbara, California but also utilized a contracted facility in Los Angeles, California, to support our operations and ensure our systems and content delivery maintain our service level agreements for part of the year. The other part of the year we transitioned from this data center to utilizing ASW's cloud. We refer to these costs as colocation services. Our advertising sales arrangements with over 5,000 RadioLoyaltyTM stations facilitate us paying the broadcasters a monthly revenue sharing fee or license fee in exchange for advertising inventory around their content and listenership. We refer to these costs as broadcaster commissions in the event that we purchase the ad inventory. Other costs of sales include depreciation associated with the computer servers at our two colocation facilities, streaming costs, adserving costs, and various application technologies that support our primary product offerings.

Operating Expenses	For the Years Ended August 31,
	2015	2014
Operating expenses
Consulting fees	$101,948	33,283
Professional fees	190,442	157,463
Product development	20,568	49,190
Marketing and sales	103,123	144,214
Rents	150,125	172,604
Officer compensation	79,424	352,100
Bad debt	181,500	(8,785)
Other	493,006	227,642
Total operating expenses	$1,320,136	$1,127,711

Operating expenses for the year ended August 31, 2015 totaled $1,320,136 compared to $1,127,711 for the year ended August 31, 2014, an increase of $192,425 or 17%. We have a broad-based business strategy to acquire more broadcasters directly, enter into joint ventures, revenue sharing arrangements or similar contracts with internet radio station guides (aggregators), and consider mergers and acquisition targets on an ongoing basis. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio including the Robot Fruit, StreamTrak, Amped Fantasy, Fantify, SportsAlert and mobile technology. We expect these costs to increase in the current fiscal year. Marketing and sales costs included compensation for our sales staff and various internet marketing-related costs. Rents were primarily related to three leases we are obligated under for our Santa Barbara, California office. Officer compensation related to a variety of accruals to the two primary executives that operate our business. During the current fiscal year, we collected on receivables in which had been fully reserved in the prior year. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

Other Income (Expense)	For the Years Ended August 31,
	2015	2014

Other income (expense)
Other income	$(89,501)	$21,406
Interest expense	(1,116,227)	(572,953)
Loss on extinguishment	(99,062)	(1,439,044)
Loss on settlements	(1,574,848)	-
Change in fair value of derivative	454,674	1,487,448
Total other expenses	$(2,424,964)	$(503,143)

Other expenses for the year ended August 31, 2015 totaled $2,424,964 compared to $503,143 for the year ended August 31, 2014, an increase of $1,921,821 or 392%. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit. We also recorded the accretion of various debt discounts associated with our convertible promissory notes. Debt discounts recorded during the years ended August 31, 2015 and 2014 represented the beneficial conversion feature, warrants to purchase stock, and derivative liability associated with the convertible promissory notes. The original value of the derivative liability was recorded as a debt discount. As a result of the derivative classification, the debt discount had to be re-measured as of the reporting date. The re-measurement and day one losses resulted in a net (increase) decrease to the derivative liability of $454,674 and $1,487,448 for the years ended August 31, 2015 and 2014, respectively.

Provision for Income Taxes

We did not generate profits for the years ended August 31, 2015 and 2014. As a result, no provision for income taxes was recorded.

Net Loss Attributable to Common Shareholders	For the Years Ended August 31,
	2015	2014
Net (loss) attributable to common shareholders
Net loss	$(3,481,684)	$(1,161,062)
Deemed dividends	-	-
Net loss attributable to common shareholders	$(3,481,684)	$(1,161,062)

We generated a net loss of $3,481,684 for the year ended August 31, 2015 compared to $1,161,062 for the year ended August 31, 2014, a decrease of $2,320,622 or 200% for the reasons set forth above.

Liquidity and Capital Resources

As of August 31, 2015 we had cash totaling $7,909, which consisted of cash funds held at major financial institutions. We had net a working capital deficit of $3,684,949 as of August 31, 2015, compared to a net working capital deficit of $3,422,944 as of August 31, 2014. Our principal uses of cash during the fiscal year ending August 31, 2015 were funding our operations as described below.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the year ended August 31, 2015, the Company recorded a net loss of $3,481,684 and had negative working capital as of August 31, 2015 of $3,684,949. The net loss and negative working capital indicates that the Company may have difficulty continuing as a going concern.

Management is confident but cannot guarantee that additional capital can be raised in order to repay debts and continue operations. During the fiscal year ending August 31, 2016, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others of $108,315, $957,442, and $54,704, respectively. Normal operating costs are also significant and include product development costs and marketing and sales costs associated with management's business plan. Additionally, the Company is currently in default on its capital lease. Since inception and through August 31, 2015, the Company has successfully raised a significant amount of capital. Additionally, the Company anticipates launching several new product offerings in the second quarter of its fiscal year ending August 31, 2016 The Company expects those products to be profitable but notes that it will require significant capital for product development and ultimately commercially deployment. However, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to reach break-even and become profitable. If the Company is unable to become profitable or sustain its cash flow, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Working Capital Related Party Financing

The Company has only been operating since November 30, 2011. As a result, the Company has an extremely limited credit history. The Company's Chief Executive Officer, and the Chief Executive Officer of StreamTrack Media, Inc. use their personal credit cards to fund operations on a frequent basis. If the Company did not have access to these credit cards, the Company would have to rely exclusively on external sources of capital. The Company's external sources of capital are not always readily available. Once the Company's track record is more established and results of operations are profitable, then external sources of capital should become more readily available. As a result, in time-constrained circumstances, the use of personal credit cards is necessary until such time as the Company is able to build up its own credit-worthiness and access more readily available and significant credit.

Our Indebtedness

As of August 31, 2015, we had issued a total of $1,058,530 in current convertible promissory notes and $490,287 in long term convertible promissory notes that remained outstanding. We also owe significant balances under a line of credit and a lease agreement for computer servers, and significant balances are owed to the two primary executives that operate our business.

As of August 31, 2015, the conversion price of a total of $655,748 of the Company's convertible notes and accrued interest is based upon discounts ranging from 10-50% to the then-prevailing price of the Company's common stock. As a result, the lower the stock price at the time the investor converts the notes, the more common shares the investor will receive.

To the extent the investor converts the notes and then sells its common stock, the common stock may decrease due to the additional shares in the market. This could allow the investor to receive greater amounts of common stock upon conversion. The sale of each share of common stock further depresses the stock price.

Due to the floating conversion price of the notes, the Company does not know the exact number of shares that the investor would be issued upon conversion. As of August 31, 2015, if the investor elected to convert the notes to common shares, the investor would have been issued approximately 10,297,019,014 shares of the Company's common stock. If the investor had made an election to convert the notes as of August 31, 2015, this issuance would have represented approximately 303% of the issued and outstanding common stock as of August 31, 2015.

The shares issuable upon conversion of the notes may result in substantial dilution to the interests of the Company's other shareholders. In this regard, even though the investor may not hold shares amounting to more than 9.99% of the outstanding shares at one time, this restriction does not prevent the investor from selling some of its holdings and then receiving additional shares. In this way, the investor could sell more than 9.99% limit while never holding more than the limit.

Line of Credit

On April 11, 2013, the Company closed a non-dilutive line of credit financing for $250,000 with an institutional fund. Subsequently, on March 31, 2015 the institutional fund has increased the Company's line of credit to $546,000.

Capital Expenditures

Based on current estimates, we believe that our anticipated capital expenditures will be adequate to implement our current plans.

Historical Trends

The following table summarizes our cash flow data for the years ended August 31, 2015 and 2014.

	Fiscal Year Ended August 31,
	2015	2014

Net cash provided by (used in) operating activities of continuing operations	$(338,314)	$75,337
Net cash used in investing activities of continuing operations	(378,748)	(441,357)
Net cash provided by financing activities of continuing operations	698,381	384,630

Cash flow provided by operating activities totaled ($338,314) for the year ended August 31, 2015, compared to $75,337 used in operations for the year ended August 31, 2014. Operating cash flow was positive during the year ended August 31, 2014 due to our reduction of costs in operations and the increase in accounts payable and amounts to our officers. However, the Company is still in the beginning stages of our operations and are continuing the expansion of our advertising within the RadioLoyalty™ Platform.

Cash flow used in investing activities was $378,748 for the year ended August 31, 2015, as compared to $441,357 used in the year ended August 31, 2014. During fiscal 2015, we capitalized costs in connection with various products in which were are currently developing and have launched or are expecting to launch within fiscal 2016 or beyond.

Cash flow provided by financing activities were $698,381 for the year ended August 31, 2015, compared to $384,630 provided by for the year ended August 31, 2014. We raised substantial capital to fund operations through the issuance of convertible promissory notes during the years ended August 31, 2015 and 2014.

Off-Balance Sheet Arrangements

As of August 31, 2015 and 2014, we did not have any off-balance sheet arrangements.

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

Revenue Recognition

The Company's revenue is principally derived from advertising services.

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

The Company also generates advertising revenue pursuant to arrangements with advertising agencies and brokers. Under these arrangements, the Company provides the agencies and brokers the ability to sell advertising inventory on the Company's service directly to advertisers. The Company reports this revenue net of amounts due to agencies and brokers because the Company is not the primary obligor under these arrangements, the Company does not set the pricing, and does not establish or maintain the relationship with the advertisers. In some events, smaller advertisers are reported as gross revenue with an expense recorded against the revenue.

Services Revenue. The Company generated services revenues for the period from December 1, 2011 through November 30, 2012. These revenues related to the provision of data and streaming hosting services to two customers. The Company no longer generates significant services revenues of this nature but does anticipate project-oriented service revenues associated with the integration and private-branding of the Company's technologies with both current and potential business partners and customers, respectively.

Deferred Revenue. Deferred revenue consists of both prepaid unrecognized revenues and advertising fees received or billed in advance of the delivery or completion of the services or in instances when revenue recognition criteria have not been met. Deferred revenue is recognized when the services are provided and all revenue recognition criteria have been met.

Multiple-Element Arrangements. The Company could potentially enter into arrangements with customers to sell advertising packages that include different media placements or ad services that are delivered at the same time, or within close proximity of one another. The Company uses the prospective method for all arrangements entered into or materially modified from the date of adoption that involve multiple element arrangements. Under this new guidance, the Company allocates arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables or those packages in which all components of the package are delivered at the same time, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence ("VSOE") if available; (2) third-party evidence ("TPE") if VSOE is not available; and (3) best estimate of selling price ("BESP") if neither VSOE nor TPE is available.

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

TPE. When VSOE cannot be established for deliverables in multiple element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company's go-to-market strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of services cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor services' selling prices are on a stand-alone basis. As a result, the Company has not been able to establish selling price based on TPE.

BESP. When it is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service were sold on a stand-alone basis. BESP is generally used to allocate the selling price to deliverables in the Company's multiple element arrangements. The Company determines BESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices. The Company limits the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables. The Company regularly reviews BESP. Changes in assumptions or judgments or changes to the elements in the arrangement may cause an increase or decrease in the amount of revenue that the Company reports in a particular period.

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

Stock-Based Compensation

Stock-based payments made to employees, including grants of restricted stock units and employee stock options, are recognized in the statements of operations based on their fair values. The Company has previously issued restricted stock units and has not issued any employee stock options to date. The Company recognizes stock-based compensation for awards granted that are expected to vest, on a straight-line basis using the single-option attribution method over the service period of the award, which is generally three years. Because the restricted stock units vest on a daily basis, the Company has estimated the forfeiture rate of these stock awards to be 0%. Should the Company issue stock-based compensation in the form of employee stock options, the resulting expense recognized in the statements of operations may been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rates used for valuing stock-based compensation payments would be estimated based on historical experience. The Company would estimate the fair value of employee stock options using the Black-Scholes valuation model. The determination of the fair value of a stock-based award is affected by the deemed fair value of the underlying stock price on the grant date, as well as other assumptions including the risk-free interest rate, the estimated volatility of the Company's stock price over the term of the award, the estimated period of time that the Company expects employees to hold their stock options and the expected dividend rate.

The Company has elected to use the "with and without" approach as described in Accounting Standards Codification 740 Tax Provisions in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the statement of operations.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company's tax returns. Deferred income taxes are recognized for differences between financial reporting and tax bases of assets and liabilities at the enacted statutory tax rates in effect for the years in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the realizability of deferred tax assets and valuation allowances are provided when necessary to reduce net deferred tax assets to the amounts expected to be realized.

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

The Company calculates the current and deferred income tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed income tax returns are recorded when identified. The amount of income taxes paid is subject to examination by U.S. federal and state tax authorities. The estimate of the potential outcome of any uncertain tax issue is subject to management's assessment of relevant risks, facts and circumstances existing at that time. To the extent that the assessment of such tax positions change, the change in estimate is recorded in the period in which the determination is made.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS

STREAMTRACK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders StreamTrack, Inc.

We have audited the accompanying consolidated balance sheets ofStreamTrack, Inc. as of August 31, 2015 and 2014 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. StreamTrack, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of StreamTrack, Inc. as of August 31, 2015 and 2014, the results of their operations, and their cash flows, for the years ended August 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note (1) to the consolidated financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note (1). The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

December 15, 2015

StreamTrack, Inc.

Consolidated Balance Sheets

	As of August 31, 2015	As of August 31, 2014
Assets:
Current assets
Cash	$7,909	$26,590
Accounts receivable, net of allowances of $6,000 and $6,000, respectively	114,253	314,731
Prepaid expenses	2,196	16,858
Other current assets	-	10,150
Total current assets	124,358	368,329
Property and equipment, net	660,973	499,315
Other assets
Notes receivable	-	171,000
Other assets	56,613	45,853
Total other assets	56,613	216,853
Total assets	$841,944	$1,084,497

Liabilities and Stockholders' Deficit
Current liabilities
Account payable and accrued expenses	$1,147,249	$1,109,456
Line of credit	610,950	532,305
Derivative liabilities embedded within convertible notes payable	898,856	1,022,350
Capital lease payable - in default	54,704	63,704
Related party payables	159,660	8,062
Convertible notes payable, net of discount of $19,794 and $79,328, respectively	739,798	745,445
Related party convertible notes payable, net of discount of $0 and $15,046, respectively	197,850	309,951
Total current liabilities	3,809,067	3,791,273
Long term liabilities
Convertible notes payable, net of discount of $155,249 and $0, respectively	115,907	10,000
Related party convertible notes payable, net of discount of $442,744 and $0, respectively	428,370	85,134
Related party payables	-	626,864
Total long term liabilities	544,277	721,998
Total liabilities	4,353,344	4,513,271

Series C preferred stock; $0.0001 par value; 20,000 shares authorized; 11,800 shares issued and outstanding as of August 31, 2015	1,770,000	-

Commitments and contingencies (Note 5)
Stockholders' Deficit:
Series A preferred stock; $0.0001 par value; 100 shares authorized; 0 shares issued and outstanding as of August 31, 2015 and 2014	-	-
Series B preferred stock; $0.0001 par value; 200,000 shares authorized; 200,000 shares issued and outstanding as of August 31, 2015 and 2014	20	20
Common stock, $0.0001 par value; Unlimited shares authorized at August 31, 2015; 1,000,000,000 shares authorized at August 31, 2014; 3,403,519,796 shares issued and outstanding at August 31, 2015; 202,247,023 shares issued and 184,786,023 shares outstanding as of August 31, 2014	340,352	18,479
Additional paid-in capital	3,341,837	2,109,652
Common stock to be issued	75,000	-
Accumulated deficit	(9,038,609)	(5,556,925)
Total stockholders' deficit	(5,281,400)	(3,428,774)
Total liabilities and stockholders' deficit	$841,944	$1,084,497

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.

Consolidated Statements of Operations

	For the Year Ended August 31, 2015	For the Year Ended August 31, 2014
Revenues:
Advertising	$895,407	$1,696,958
Services	35,750	33,000
Total revenues	931,157	1,729,958

Costs of revenues:
Media network	335,452	439,282
Depreciation and amortization	77,986	329,184
Colocation services	145,556	168,796
Broadcaster commissions	105,889	147,116
Other costs	2,858	175,788
Total costs of revenues	667,741	1,260,166

Gross profit	263,416	469,792

Operating expenses:
Consulting fees	101,948	33,283
Professional fees	190,442	157,463
Product development	20,568	49,190
Officer compensation	79,424	352,100
Rents	150,125	172,604
Sales and marketing (including stock compensation of $0 and $8,262, respectively)	103,123	144,214
Bad debts	181,500	(8,785)
Other expenses	493,006	227,642
Total operating expenses	1,320,136	1,127,711

Loss from operations	(1,056,720)	(657,919)

Other income (expense):
Other income (expense)	(89,501)	21,406
Interest expense (including accretion of debt discount of $761,356 and $246,336, respectively)	(1,116,227)	(572,953)
Loss on extinguishment	(99,062)	(1,439,044)
Loss on settlements	(1,574,848)	-
Change in fair value of derivatives	454,674	1,487,448
Total other income (expense)	(2,424,964)	(503,143)

Loss before provision for income taxes	(3,481,684)	(1,161,062)

Provision for income taxes	-	-

Net loss	$(3,481,684)	$(1,161,062)

Basic and diluted net loss per common share attributable to common stockholders	$(0.00)	$(0.02)
Weighted-average number of shares used in computing basic and diluted per share amounts	2,132,566,242	63,688,587

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.

Consolidated Statements of Stockholders' Deficit

	Preferred Stock		Common Stock		Additional	Stock	Common
	Shares	Par	Shares	Par	Paid in	Based	Stock	Accumulated
	Issued	$ 0.0001	Issued	$ 0.0001	Capital	Compensation	to be Issued	Deficit	Total

Balance, August 31, 2013	-	-	17,045,823	1,705	1,223,508	(8,262)	-	(4,395,863)	(3,178,912)

Common stock issued on debt conversion	-	-	92,767,449	9,277	249,369	-	-	-	258,646
Series B preferred stock issued for related party liabilities	200,000	20	-	-	199,980	-	-	-	200,000
Common stock for services	-	-	133,751	13	(3,495)	-	-	-	(3,482)
Discount on convertible debt	-	-	-	-	22,895	-	-	-	22,895
Common stock for settlement of accounts payable	-	-	7,750,000	775	57,725	-	-	-	58,500
Common stock for acquisition of assets	-	-	850,000	85	42,415	-	-	-	42,500
Common stock for ASC settlement	-	-	66,239,000	6,624	317,255	-	-	-	323,879
Amortization of stock based compensation	-	-	-	-	-	8,262	-	-	8,262
Net loss	-	-	-	-	-	-	-	(1,161,062)	(1,161,062)

Balance, August 31, 2014	200,000	20	184,786,023	18,479	2,109,652	-	-	(5,556,925)	(3,428,774)

Common stock issued on debt conversion	-	-	2,457,488,988	245,749	60,429	-	-	-	306,178
Common stock issued for true up on debt conversion	-	-	87,288,889	8,729	4,116	-	-	-	12,845
Proceeds to be satisfied with common stock	-	-	-	-	-	-	75,000	-	75,000
Discount on convertible debt	-	-	-	-	963,614	-	-	-	963,614
Common stock for settlement of accounts payable	-	-	101,962,896	10,196	-	-	-	-	10,196
Common stock issued in connection with debt exchange	-	-	10,000,000	1,000	6,000	-	-	-	7,000
Common stock for ASC settlement	-	-	336,993,000	33,699	198,026	-	-	-	231,725
Conversions of Series C preferred stock	-	-	225,000,000	22,500	-	-	-	-	22,500
Net loss	-	-	-	-	-	-	-	(3,481,684)	(3,481,684)

Balance, August 31, 2015	200,000	$20	3,403,519,796	$340,352	$3,341,837	$-	$75,000	$(9,038,609)	$(5,281,400)

The accompanying notes are an integral part of the consolidated financial statements.

 StreamTrack, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended August 31, 2015	For the Year Ended August 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,481,684)	$(1,161,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	181,500	-
Depreciation and amortization	326,330	376,384
Re-measurement of derivative liabilities	(454,674)	(1,487,448)
Accretion of debt discount	761,356	246,336
Stock issued for services and finance fees	10,134	25,780
Amortization of finance fees	12,844	28,750
Loss on settlements	1,574,848	-
Loss on extinguishment of debt	101,562	1,439,044
Changes in operating assets and liabilities:
Accounts receivable	200,478	59,240
Prepaid expenses	14,662	10,468
Note receivable	(10,500)	(10,500)
Other current assets	10,150	(10,150)
Accounts payable and accrued expenses	262,842	192,274
Related party accrued liabilities	151,838	366,221
Net cash used in operating activities	(338,314)	75,337

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(487,988)	(433,066)
Other assets	109,240	(8,291)
Net cash used in investing activities	(378,748)	(441,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	181,459	315,000
Payments on related party notes payable	(89,284)	(114,866)
Proceeds from line of credit	78,645	124,975
Payments on capital lease	(9,000)	(27,000)
Proceeds from issuance of convertible promissory notes - related parties	402,250	-
Fees paid to ASC under settlement	59,311	86,521
Proceeds from sale of common stock / common stock to be issued	75,000	-
Net cash provided by financing activities	698,381	384,630

Change in cash and cash equivalents	(18,681)	18,610
Cash and cash equivalents, beginning of period	26,590	7,980
Cash and cash equivalents, end of period	$7,909	$26,590

Supplemental disclosures of cash flow information:
Cash paid for interest	$97,231	$983
Cash paid for income taxes	$2,400	$-

Non cash investing and financing activities:
Issuance of common stock for conversion of debt and accrued interest	$306,178	$209,321
Issuance of preferred stock in satisfaction of amounts owed to officers	$-	$200,000
Acquisition of assets with issuance of common stock	$-	$42,500
Beneficial conversion feature recorded on convertible debt	$963,614	$272,895
Issuance of common stock for accounts payable	$172,414	$37,500
Assets acquired with Series C preferred stock	$120,000	$-
Financing fees added to the Line of Credit	$-	$45,000
Conversion of Series C preferred stock in common stock	$22,500	$-

The accompanying notes are an integral part of the consolidated financial statements.

StreamTrack, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business and Basis of Presentation

StreamTrack, Inc. (the "Company") is a digital media and technology services company. The Company provides audio and video streaming and advertising services through its RadioLoyaltyTM Platform (the "Platform") to over 5,000 internet and terrestrial radio stations and other broadcast content providers. The Platform consists of a web-based and mobile player that manages streaming audio and video content, social media engagement, display and video ad serving within the web player and is also capable of replacing audio ads with video ads within the web player in a live or on-demand environment. The Company offers the Platform directly to its broadcasters and integrates or white labels its technologies with web-based internet radio guides and other web-based content providers. The Company is also continuing development of Amped Fantasy and SportsAlert™, a fantasy sports product. The Company was incorporated as a Wyoming corporation on May 6, 2008.

Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company's management, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's financial position for the periods presented.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the year ended August 31, 2015, the Company recorded a net loss of $3,481,684 and had negative working capital of $3,684,949. The net loss and negative working capital indicate substantial doubt about the entity's ability to continue as a going concern.

Management is confident but cannot guarantee that additional capital can be raised in order to repay debts and continue operations. For the twelve months ending August 31, 2016, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others of $108,315, $957,442, and $54,704, respectively. The Company's normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management's business plan. Since inception and through the date of these financial statements, the Company has successfully raised a significant amount of capital through debt and equity offerings. The Company anticipates launching several new product offerings and initiating certain new significant partnerships during the fiscal year ending August 31, 2016 The Company anticipates those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. The Company will attempt to have its potential partners pay for the some of these costs but management cannot be certain that it will succeed in entering into such arrangements. Management may potentially make a business decision to move forward, delay, or cancel certain partnerships because of the Company's overall capital needs. Nonetheless, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan and become profitable. If the Company is unable to become profitable and sustain positive cash flow from operations, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Segments

The Company operates in one segment. The Company's chief operating decision maker (the "CODM"), its Chief Executive Officer, manages the Company's operations on a consolidated basis for purposes of allocating resources. When evaluating the Company's financial performance, the CODM reviews separate revenue and expense information for the Company's RadioLoyaltyTM , WatchThisTM , StreamTrack Media, and other online product offerings, while all other financial information is reviewed on a consolidated basis. All of the Company's principal operations are located in Santa Barbara, California.

2.	Summary of Significant Accounting Policies

Revenue Recognition

The Company's revenue is principally derived from advertising services.

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

The Company also generates advertising revenue pursuant to arrangements with advertising agencies and brokers. Under these arrangements, the Company provides the agencies and brokers the ability to sell advertising inventory on the Company's service directly to advertisers. The Company reports this revenue net of amounts due to agencies and brokers because the Company is not the primary obligor under these arrangements, the Company does not set the pricing, and does not establish or maintain the relationship with the advertisers. In some events, smaller advertisers are reported as gross revenue with an expense recorded against the revenue.

Services Revenue. The Company generated services revenues for the period from September 1, 2014 through August 31, 2015. These revenues related to the provision of data and streaming hosting services to one customer.

Deferred Revenue. Deferred revenue consists of both prepaid unrecognized revenues and advertising fees received or billed in advance of the delivery or completion of the services or in instances when revenue recognition criteria have not been met. Deferred revenue is recognized when the services are provided and all revenue recognition criteria have been met.

Multiple-Element Arrangements. The Company could potentially enter into arrangements with customers to sell advertising packages that include different media placements or ad services that are delivered at the same time, or within close proximity of one another. The Company uses the prospective method for all arrangements entered into or materially modified from the date of adoption that involve multiple element arrangements. Under this new guidance, the Company allocates arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables or those packages in which all components of the package are delivered at the same time, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence ("VSOE") if available; (2) third-party evidence ("TPE") if VSOE is not available; and (3) best estimate of selling price ("BESP") if neither VSOE nor TPE is available.

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

TPE. When VSOE cannot be established for deliverables in multiple element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company's go-to-market strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of services cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor services' selling prices are on a stand-alone basis. As a result, the Company has not been able to establish selling price based on TPE.

BESP. When it is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service were sold on a stand-alone basis. BESP is generally used to allocate the selling price to deliverables in the Company's multiple element arrangements. The Company determines BESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices. The Company limits the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables. The Company regularly reviews BESP. Changes in assumptions or judgments or changes to the elements in the arrangement may cause an increase or decrease in the amount of revenue that the Company reports in a particular period.

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

The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit (gains) losses during the fiscal years ended August 31, 2015 and 2014 totaled $181,500 and ($8,785), respectively.

Cash and Cash Equivalents

The Company classifies its highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations as of each investment as of the balance sheet date for each reporting period. The Company classifies its investments as either short-term or long-term based on each instrument's underlying contractual maturity date. Investments with maturities of less than 12 months are classified as short-term and those with maturities greater than 12 months are classified as long-term. The cost of investments sold is based upon the specific identification method.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of an allowance for doubtful accounts. The Company's allowance for doubtful accounts is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts. The Company also considers any changes to the financial condition of its customers and any other external market factors that could impact the collectability of its receivables in the determination of its allowance for doubtful accounts.

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

Internal Use Software and Website Development Costs

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the asset if certain criteria are met. Costs related to design or maintenance of internal-use software are expensed as incurred. The Company evaluates the costs incurred during the application development stage of website development to determine whether the costs meet the criteria for capitalization. Costs related to preliminary project activities and post implementation activities are expensed as incurred. For the years ended August 31, 2015 and 2014, the Company capitalized $407,989 and $416,971 in costs related to internal use software and website development, respectively. Management also determined that $20,568 and $49,190 in certain software and website development costs did not meet the relevant criteria to be capitalized during fiscal 2015 and 2014, respectively. As a result, all of these costs were expensed and included within the accompanying statement of operations as "product development" during the years indicated. See Note 3 for discussion related to the impairment of a product.

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

Stock-Based Compensation

Stock-based payments made to employees and non-employees, including grants of restricted stock units and employee stock options, are recognized in the statements of operations based on their fair values. The Company has previously issued restricted stock units and has not issued any employee stock options to date. The Company recognizes stock-based compensation for awards granted to employees that are expected to vest, on a straight-line basis using the single-option attribution method over the service period of the award, which is generally three years. The Company recognizes stock-based compensation for awards granted to non-employees over the expected service period revaluing the award at each reporting period in accordance with the appropriate accounting guidance. Because the restricted stock units vest on a daily basis, the Company has estimated the forfeiture rate of these stock awards to be 0%. Should the Company issue stock-based compensation in the form of employee stock options, the resulting expense recognized in the statements of operations may been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rates used for valuing stock-based compensation payments would be estimated based on historical experience. The Company would estimate the fair value of employee stock options using the Black-Scholes valuation model. The determination of the fair value of a stock-based award is affected by the deemed fair value of the underlying stock price on the grant date, as well as other assumptions including the risk-free interest rate, the estimated volatility of the Company's stock price over the term of the award, the estimated period of time that the Company expects employees and non-employees to hold their stock awards and the expected dividend rate.

The Company has elected to use the "with and without" approach as described in Accounting Standards Codification 740 Tax Provisions in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the statement of operations.

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

Consulting Fees

Several consultants were involved in the Company's business development activities and also provided the Company with financial advisory services during the years ended August 31, 2015 and 2014. The Company does have ongoing commitments with the majority of the consultants the Company worked with during the years ended August 31, 2015 and 2014.

Professional Fees

Professional fees include legal fees for entertainment audio, video and radio industry-specific issues, legal fees for SEC reporting, and audit fees associated with the SEC compliance of the Company.

Product Development

The Company incurs product development expenses consisting of consulting fees, employee compensation, information technology and facilities-related expenses. The Company incurs product development expenses primarily for development and improvements to the Universal PlayerTM, the RadioLoyaltyTM, online and mobile content integration and development of new advertising products or development, enhancement of other new technologies and its fantasy sports products. The Company expenses product development costs to the extent they can't be capitalized under the pertaining accounting guidance.

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

Officer Compensation

The Company's Officers are not currently under long-term contracts with the Company. During the years ended August 31, 2015 and 2014, compensation was either accrued or paid to these executives out of operations from time to time but no formal compensation plan has been in place. See Notes 9 and 10 for additional information.

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

Content Acquisition Costs

Content acquisition costs principally consist of amounts paid to internet-based, terrestrial and mobile content providers. The Company did not incur any substantial content acquisition costs for the years ended August 31, 2015 and 2014, respectively. However, these costs are likely to become substantial in the future as the Company expands its online product portfolio.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company's tax returns. Deferred income taxes are recognized for differences between financial reporting and tax bases of assets and liabilities at the enacted statutory tax rates in effect for the years in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the realizability of deferred tax assets and valuation allowances are provided when necessary to reduce net deferred tax assets to the amounts expected to be realized.

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

The Company calculates the current and deferred income tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed income tax returns are recorded when identified. The amount of income taxes paid is subject to examination by U.S. federal and state tax authorities. The estimate of the potential outcome of any uncertain tax issue is subject to management's assessment of relevant risks, facts and circumstances existing at that time. To the extent that the assessment of such tax positions change, the change in estimate is recorded in the period in which the determination is made.

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

3.	Composition of Certain Financial Statement Captions

Property and Equipment

Property and equipment consisted of the following:

	As of August 31,
	2015	2014

Software	$1,775,220	$1,247,232
Servers, computers, and other related equipment	198,924	198,924
Leasehold improvements	1,675	1,675
	1,975,819	1,447,831
Less accumulated depreciation and amortization	(1,314,846)	(948,516)

Property and equipment, net	$660,973	$499,315

Depreciation and amortization expense totaled $326,330 and $376,384 for the years ended August 31, 2015 and 2014, respectively. During the year ended August 31, 2015, the Company impaired approximately $40,000 in assets in which future cash flows were not expected to support. There were no write-offs during the fiscal year ended August 31, 2014.

Note receivable

Note receivable consisted of a $150,000 convertible promissory and accrued interest of $21,000 at August 31, 2014. The note bears interest at 7% and is due from a digital content provider on or before August 28, 2016. The balance owed can be converted into either preferred stock or common stock of the digital content provider, at the Company's election, subject to certain conditions and contingencies. The Company agreed to work with the digital content provider to make modifications to its Universal PlayerTM technology platform to better suit the digital content provider's specific needs. The Company received a $25,000 deposit previously. The Company has received the remaining fees, which are recorded as a note receivable. The Company wrote off the balance of the note and accrued interest totaling $181,500 in August 2015 due to the probability the notes receivable would not paid. In September 2015, the Company received notice that the digital content provider has filed for bankruptcy.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of August 31,
	2015	2014

Accounts payable	$751,129	$824,207
Accrued consulting fees	-	43,333
Accrued broadcaster commissions	92,304	60,695
Accrued interest	184,007	75,736
Credit card	120,049	75,485

Accounts payable and accrued expenses	$1,147,489	$1,079,456

4.	Fair Value

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2015 and 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term in nature or they are payable on demand.

The following table presents the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at August 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$7,909	$–	$–	$7,909
Total assets measured at fair value	$7,909	$–	$–	$7,909

Liabilities
Derivative instruments	$–	$898,856	$–	$898,856
Total liabilities measured at fair value	$–	$898,856	$–	$898,856

The following table presents the Company's fair value hierarchy for assets measured at fair value on a recurring basis at August 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$26,590	$–	$–	$26,590
Total assets measured at fair value	$26,590	$–	$–	$26,590

Liabilities
Derivative instruments	$–	$778,257	$–	$778,257
Total liabilities measured at fair value	$–	$778,257	$–	$778,257

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

5.	Asset Acquisitions and Disposition

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

On April 24, 2015, the Company, entered into an Asset Purchase Agreement with Lux Digital Pictures GmbH Partners ("Lux") pursuant to which, the Company issued 800 shares of Series C Convertible Preferred Stock for the rights to various domains, source codes, etc related to Lux's Sports Alert and Amped Fantasy Sports products. The Company determined the price of the Series C issued to be $120,000 based upon the conversion value of $150 worth of common stock for each share of Series C. The Company recorded the value of the asset as software within property and equipment on the accompanying balance sheet. The Company capitalized the value of the Series C as the products received were near completion and need limited modification prior to the Company placing into production. The expected life of the asset acquired was estimate to be 36 months.

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

In connection with the settlement, during the year ended August 31, 2015 the Company issued 336,993,000 shares of common stock to ASC in which gross proceeds of $231,725 were generated from the sale of the common shares. In connection with the transaction, ASC received fees of $59,311 and providing payments of $172,414 to settle outstanding vendor payables. The remaining amount on the settlement of liabilities owed by the Company to ASC is in the aggregate amount of $151,290 as of August 31, 2015.

In connection with the settlement, during the year ended August 31, 2014 the Company issued 66,239,000 shares of common stock to ASC in which gross proceeds of $323,879 were generated from the sale of the common shares. In connection with the transaction, ASC received fees of $86,521 and providing payments of $237,358 to settle outstanding vendor payables. As of August 31, 2014, the Company issued ASC 17,461,000 shares of common stock in which have been accounted for as issued but not outstanding. The remaining amount on the settlement of liabilities owed by the Company to ASC is in the aggregate amount of $323,704 as of August 31, 2014. The Company cannot reasonably estimate the amount of proceeds ASC expects to receive from the sale of these shares which be used to satisfy the liabilities. Thus, the Company accounts for the transaction as the shares are sold and the liabilities are settled. All amounts are included within accounts payable. Shares in which are held by ASC at each reporting period are accounted for as issued but not outstanding.

Leases

The Company conducts its operations using leased office facilities in Santa Barbara, California.

The following is a schedule of future minimum lease payments under operating leases as of August 31, 2015:

Fiscal Years Ending August 31,
2016	108,315
Total minimum lease payments	$108,315

The leases are written under separate arrangements originally expiring throughout fiscal 2014. During fiscal 2014, the Company exercised its option to renew some of the leases for an additional two years at increased rental rates. Rent expenses for the years ended August 31, 2015 and 2014 totaled $150,125 and $172,604, respectively. The Company recognizes rent expense on a straight-line basis over the lease term including expected renewal periods. The difference between rent expenses and rent payments is recorded as deferred rent in current and long-term liabilities. No deferred rent existed as of August 31, 2015 and 2014.

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

While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Legal Proceedings

The Company is potentially subject to various legal proceedings and claims arising in the ordinary course of its business. There are no pending legal proceedings against the Company as of the date of these financial statements.

7.	Income Taxes

The provision for income tax expense (benefit) consists of the following:

	Fiscal Years Ended August 31,
	2015	2014
Current
Federal	$—	$—
State and local	—	—
Total current income tax expense	—	—
Deferred
Federal	$(389,634)	$(242,615)
State and local	(119,887)	(74,650)
Valuation allowance	509,521	317,265
Total deferred income tax expense	—	—

Total income tax expense	$—	$—

The following table presents a reconciliation of the statutory federal rate and the Company's effective tax rate for the periods presented.

	Fiscal Year Ended August 31,
	2015	2014

U.S. federal taxes at statutory rate	34%	34%
State taxes, net of federal benefit	6	6
Permanent differences	(19)	—
Change in valuation allowance	(21)	(40)
Change in rate	—	—
Other	—	—

Effective tax rate	-%	-%

As of August 31, 2015, the Company had federal net operating loss carryforwards of approximately $3.1 million. The federal net operating losses and tax credits expire in years beginning in 2021. As of August 31, 2015, the Company had state net operating loss carryforwards of approximately $3.1 that expire in years beginning in 2021. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an "ownership change" will occur if there is a cumulative change in our ownership by "5-percent shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Company has previously experienced "ownership changes" under section 382 of the Code and comparable state tax laws. The Company estimates that none of the federal and state pre-change net operating losses will be limited under Section 382 of the Code.

As of August 31, 2015 and 2014, the Company maintained a full valuation allowance on its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. The Company's history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The Company files income tax returns in the United States and California. The 2013 - 2015 tax years remain subject to examination for U.S. federal and state purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and state purposes. The Company is not currently under examination in federal or state jurisdictions.

8.	Capital Lease – in Default

The Company periodically leases computer servers and related hardware under capital lease agreements. The lease terms are typically from three to five years, depending on the type of equipment. The leased equipment typically has a bargain purchase price, and qualifies for treatment as a capital lease. For book purposes, the assets are amortized over their estimated useful lives. As of August 31, 2015 and 2014, all assets under capital leases were fully depreciated.

On March 22, 2013, the Company reached a settlement and release agreement with IBM Credit, LLC, ("IBM") the lessor associated with the Company's computer servers and software classified under capital lease. The balance owed to IBM as of March 22, 2013 was agreed to be $108,704. The Company agreed to make payments of $9,000 per month, with a final payment of $9,704 on March 1, 2014 to satisfy this balance. As of August 31, 2015 and as of the date of these financial statements, the Company was in default of this agreement and the amount outstanding of $54,704 is reflected as a current liability on the accompanying consolidated balance sheet.

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

The related party payable as of August 31, 2015 and 2014 consists of unpaid compensation and non-interest bearing cash advances and charges on personal credit lines made on behalf of the Company by the Executives. The balances owed to the Executives are not secured and are due on demand. Interest will be charged on these balances. During the year ended August 31, 2015, the Executives converted a significant portion of amounts due to them for unpaid compensation and other advances to long-term convertible notes payable, see Note 10 for additional information. In addition, the Executives agreed to a temporary reduction in their annual salary from $240,000 to $50,000 per annum for the period from December 1, 2014 to May 31, 2015, which has been subsequently extended to December 31, 2015. As of August 31, 2015 and 2014, amounts due to these Executive related to accrued compensation and advances were $159,660 and $634,926, respectively.

RL entered into several convertible promissory notes with its founders, officers and high-level executives since its inception on December 1, 2011, see Note 10 for additional information.

10.	Debt Instruments

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

On March 31, 2015, the Company executed an extension to this agreement whereby the maturity date has been extended to December 31, 2015. The Lender financing is currently capped at $545,692 which begins decreasing to $500,000 on April 30, 2015; $450,000 on June 30, 2015; and $300,000 on September 30, 2015 and the remainder on December 31, 2015. In the event the that any reduction in the Facility Amount, is not achieved, before the dates provided or the interest for any month is not paid due the next sequential month the interest rate will be increased by 1.5% above the current rate for the remainder of the Loan and Security Agreement. In the event that any reduction in the Facility Amount is achieved 15 or more days prior to the dates provided, the interest rate will be decreased by 3% for the remainder of the Loan and Security Agreement. As of August 31, 2015, the Company hasn't achieved the reductions per the agreement. See Note 13 for subsequent amendment to this agreement.

Vendor Convertible Note

On November 1, 2012, the Company issued a convertible note for $140,000 (the "Vendor Note") to a former Vendor ("Vendor"). The Vendor Note was executed on November 1, 2012 and was immediately convertible into the Company's common stock at a 50% discount to the lowest bid price for the five days prior to the conversion date. The table below details the transactions with the Vendor during the years ended August 31, 2015 and 2014.

Vendor Note, principal balance as of August 31, 2013	$96,500
Conversion of Vendor Note to common stock (28,000,000 common shares issued)	(61,200)
Vendor Note, principal balance as of August 31, 2014	$35,300
Conversion of Vendor Note to common stock (162,250,000) common shares is sued)	(35,300)
Vendor Note, principal balance, August 31, 2015	$-

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

Creditor Convertible Notes Payable

The Company relied on various financings from a lender since 2010 (the "Creditor"). Each note issued by the Creditor (the "Creditor Notes") bears interest per annum at a rate of 8%, default interest rate of 22% and is generally payable within six months from the issuance date. The Creditor Notes were convertible into shares of the Company's common stock at a conversion price calculated based on the average of the five (5) lowest bid prices over the 10 day period ending one (1) day prior to the measurement date multiplied by 61%.In April 2014, the Creditor entered into an exchange agreement with another lender whereby they transferred their interest in the Creditor Notes to another lender. The table below details the transactions with the Creditor during the year ended August 31, 2014.

Creditor Notes, principal balance as of August 31, 2013	$230,500
Proceeds received from additional Creditor Notes	42,500
On issuance discount related to additional Creditor Notes	-
Conversion of Creditor Notes to common stock (25,499,783 common shares issued)	(127,356)
Assignment of Creditor Notes	(145,644)
Creditors Notes, principal balance as of August 31, 2014	$-

Creditor #2 Convertible Promissory Notes

In April 2014, the Creditor entered into an exchange agreement with another lender (the "Creditor #2") whereby the Creditor transferred the Creditor's notes and accrued interest to Creditor #2. In April, the Company entered into i) a note agreement for $284,560 representing amounts transferred from the Creditor; ii) two $125,000 notes in which the proceeds were received on the same date (collectively referred to as the "Creditor #2 Notes") with Creditor #2. The Creditor #2 Notes bear interest per annum at 10.0%, payable six months after the issuance date and are convertible on the date of issuance based upon based upon a 45% discount to lowest trading price, for the 15 trading days prior to conversion. As a result, the lower the stock price at the time the Creditor #2 converts the Creditor #2 Notes, the more common shares the Creditor #2 will receive. The table below details the transactions with the Creditor #2 during the years ended August 31, 2015 and 2014.

Creditor #2 Notes, principal balance as of August 31, 2013	$-
Assignment of Creditor Notes	284,560
Proceeds received from additional Creditor #2 Notes	250,000
Conversion of Creditor #2 Note to common stock (39,267,666 common shares issued)	(70,090)
Creditor #2 Notes, principal balance as of August 31, 2014	$464,470
Conversion of Creditor #2 Notes to common stock (514,461,210 common shares issued)	(73,228)
Creditor #2 Notes, principal balance as of August 31, 2015	$391,242

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

In addition, the Company recorded a derivative liability in connection with the $250,000 in proceeds received from the Creditor #2. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $1,469,891 as of the date of issuance. As a result of the valuation of the derivative liability being in excess of the value of the proceeds of the Creditor #2 Note by $1,219,891, the amount was expensed to derivative expense. The Company recorded a full discount to these notes which is being amortized over the term of the Creditor #2 Notes using the straight line method. During the years ended August 31, 2015 and 2014, $62,500 and $187,500 was amortized to interest expense with no discount remaining as of August 31, 2015.

Creditor #3 Convertible Promissory Note

In December 2014, a convertible promissory note holder ("Holder") entered into an exchange agreement with another lender (the "Creditor #3") whereby the Holder transferred the Holder's notes and accrued interest to Creditor #3. In December 2014, the Company entered into i) a note agreement for $150,000 representing the principal amount transferred from the Holder. The Creditor #3 Note bears interest per annum at 10.0%, due on August 22, 2015 and is convertible on the date of issuance based upon based upon a 25% discount to lowest trading price, for the 5 trading days prior to conversion. As a result, the lower the stock price at the time the Creditor #3 converts the Creditor #3 Notes, the more common shares the Creditor #3 will receive. The table below details the transactions with the Creditor #3 during the year ended August 31, 2015.

Creditor #3 Notes, principal balance as of August 31, 2014	$-
Transfer from 3rd party	150,000
Conversion of Creditor #2 Notes to common stock (336,933,000 common shares issued)	(56,650)
Creditor #3 Notes, principal balance as of August 31, 2015	$93,350

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

During the year ended August 31, 2015, the Company recorded a discount of $150,000 due to the derivative liability, as discussed below, having a fair market value in excess of the principal amount of the convertible note. During the year ended August 31, 2015, the Company amortized $150,000 of the discount to interest expense.

Convertible Promissory Notes

As of August 31, 2015, the Company has outstanding 31 convertible promissory notes issued between December 2011 and August 2015. The convertible promissory notes bear interest at either 4% or 8% per year and are due in full, including principal and interest, two-three years from the issuance date ranging from August 2014 to February 2018. The convertible promissory notes also include a conversion option whereby the holders may elect at any time to convert any portion or the entire balance into the Company's common stock at conversion prices ranging from $0.0001 to $1.25. The table below details the transactions associated with the convertible promissory notes during the years ended August 31, 2015 and 2014.

Convertible Promissory Notes, principal balance as of August 31, 2013	$835,000
Proceeds received from additional Convertible Promissory Notes	25,000
Payments on Convertible Promissory Notes - Related Party	(114,866)

Convertible Promissory Notes, principal balance as of August 31, 2014	$745,134
Proceeds received from additional Convertible Promissory Notes - Related Party	402,250
Conversion of accrued salaries and advances to Convertible Promissory Notes - Related Party	626,864
Proceeds received from additional Convertible Promissory Notes	181,459
Accounts payable converted into a Convertible Promissory Note	32,891
Accrued interest converted into Convertible Promissory Note	7,022
Convertible Promissory Note converted into 100,000,000 common stock	(10,000)
Related party notes converted into 1,300,100,000 common stock	(131,000)
Note transferred to Creditor #3	(150,000)
Payments on Convertible Promissory Notes - Related Party	(89,500)
Convertible Promissory Notes, principal balance as of August 31, 2015	$1,615,120

As of August 31, 2015, of the convertible promissory notes outstanding, $1,068,964 are held by related parties. These related parties consist of the Company's officers, former officers, significant shareholders or entities controlled by these individuals. As of August 31, 2015 and 2014, $197,850 and $325,000 of these notes were included within the current portion of convertible promissory notes on the accompanying balance sheets as the notes were due within one year of the balance sheet date, respectively.

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

The discounts are amortized over the term of the convertible promissory note using the straight line method. The amortized value for each period is recorded as an offset against the debt discount on the balance sheet, classified as interest expense - accretion in the statement of operations and as accretion of debt discount within the statement of cash flows. During the year ended August 31, 2015, the Company recorded a discount related to the recognition of a beneficial conversion feature or allocation of the proceeds to a derivative liability of $1,202,963 in connection with the issuance of $1,243,704 in convertible notes. Of the increase in convertible notes payable during the year ended August 31, 2015, $235,750 related to proceeds received from the Company's Chief Executive Officer, $166,500 in proceeds from the Chief Executive Officer of StreamTrack Media, Inc., $181,459 in proceeds from third parties, $32,891 in conversions of amounts payable to a third party to a note; $316,758 in salary and advances due to our Chief Executive Officer converted to a convertible note payable and $310,106 in salary and advances due to StreamTrack Media, Inc.'s Chief Executive Officer converted to a convertible note payable. During the years ended August 31, 2015 and 2014, $761,356 and $246,336 of the discounts were amortized to interest expense, respectively. As of August 31, 2015, $617,787 discounts remained which will be expensed in fiscal 2016 through 2018.

On December 24, 2014 and included within the disclosures above, the Company entered into a convertible note agreement for $114,350 with a third party. Under the terms of the agreement the third party was to provide the Company with $81,459 in cash and relief of $48,333 in accrued consulting fees due to the third party. In addition, the Company agreed to issue 10,000,000 share of common stock and 500 shares of Series C Preferred Stock. The convertible note incurs interest at a rate of 4% per annum, is due December 24, 2016 and is convertible into shares of the Company's common stock on the date of issuance based upon based upon a 10% discount to lowest trading price, for the 15 trading days prior to conversion. Total proceeds of $81,459 had been received.

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

On April 28, 2015 and included within the disclosures above, the Company entered into an amended convertible note agreement for $56,806 with a third party. The convertible note agreement included the original $50,000 in principal and $6,806 in accrued interest. In addition, the Company agreed to issue 150 shares of Series C Preferred Stock. The convertible note incurs interest at a rate of 8% per annum, is due April 28, 2017 and is convertible into shares of the Company's common stock on the date of issuance based upon based upon a 15% discount to lowest trading price, for the 5 trading days prior to conversion.

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

Future Maturities

As of August 31, 2015, future maturities of notes payable is as follows for the years ending August 31; $957,442 current; $1,067,270 2017; and $75,000 2018. Included within those amounts due to related parties are: $197,820 current and $871,114 for 2017.

Derivative Liabilities

Creditor Notes

Upon the six-month anniversary (180 days) of all financings with the Creditor, the shares underlying the Creditor's Notes were issuable without restriction and could be sold to the public through the OTC Bulletin Board. As a result of the conversion price not being fixed, the number of shares of the Company's common stock that were issuable upon the conversion of the Creditor's Notes was indeterminable until such time as the Creditor elects to convert to common stock.

On the six-month anniversary of Creditor Notes, the Company measures and records a derivative liability. On April 15, 2014 (date of exchange with Creditor #2), the Company re-measured the derivative liability using the weighted average input attributes below and determined the value to be $206,576.

April 15, 2014

Expected life (in years)	0.10
Balance of note and accrued interest outstanding	$327,240
Stock price	$0.1400
Effective conversion price	$0.0084
Shares issuable upon conversion	33,864,861
Risk-free interest rate	0.30%
Expected volatility	61.83%
Expected dividend yield	-

Creditor #2 Note

The Creditor #2 Notes were executed on April 15, 2014 and were immediately convertible into the Company's common stock at a 45% discount to the lowest trading price for the 15 days prior to the conversion date. As a result of the fact that the number of shares the Creditor #2 Notes was convertible into was indeterminable, the Company determined a derivative liability was embedded within the Creditor #2 Notes. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $3,158,190 as of April 15, 2014 of which $1,219,891 was included within "change in fair value of derivatives" due to a portion of the derivative liability being in excess of the $250,000 in proceeds received and $1,481,723, which included offset of $206,576 from relief of the derivative liability related to the Creditor Notes, within "Loss on extinguishment" due to extinguishment accounting on the Creditor Note transferred to Creditor #2. On August 31, 2015 and 2014, the Company re-measured the derivative liability using the input attributes below and determined the value to be $606,698 and $946,319, respectively.

	August 31, 2015	August 31, 2014

Expected life (in years)	0.50	0.50
Balance of note and accrued interest outstanding	$391,242	$483,299
Stock price	$0.0001	$0.0017
Effective conversion price	$0.00005	$0.0007
Shares issuable upon conversion	7,113,490,909	675,942,496
Risk-free interest rate	0.50%	0.50%
Expected volatility	361.00%	308.36%
Expected dividend yield	-	-

Creditor #3 Note

The Creditor #3 Notes were executed on December 24, 2014 and were immediately convertible into the Company's common stock at a and is convertible on the date of issuance based upon based upon a 25% discount to lowest trading price, for the 5 trading days prior to conversion.. As a result of the fact that the number of shares the Creditor #2 Notes was convertible into was indeterminable, the Company determined a derivative liability was embedded within the Creditor #2 Notes. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $200,000 as of December 24, 2014. As a result of the valuation of the derivative liability being in excess of the value of the carrying value of Creditor #3 by $50,000, a loss on derivative liability of $50,000 was recorded by the Company. On August 31, 2015, the Company re-measured the derivative liability using the input attributes below and determined the value to be $102,809.

	August 31, 2015	December 24, 2014

Expected life (in years)	0.50	0.80
Balance of note and accrued interest outstanding	$93,350	$150,000
Stock price	$0.0001	$0.0007
Effective conversion price	$0.000075	$0.0005
Shares issuable upon conversion	1,244,666,667	333,333,333
Risk-free interest rate	0.50%	0.50%
Expected volatility	361.00%	308.36%
Expected dividend yield	-	-

Other Notes with Adjustable Conversion Features

As discussed above, on December 24, 2014 the Company issued a $72,890 promissory note to a third party. The convertible promissory note was immediately convertible into the Company's common stock at a 10% discount to the lowest traded price for the five days prior to the conversion date. As a result of the fact that the number of shares the promissory note is convertible into is indeterminable, the Company determined a derivative liability was embedded within the promissory note. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $94,487 as of December 24, 2014. As a result of the valuation of the derivative liability being in excess of the value of the carrying value of convertible promissory note by $21,597, a loss on derivative liability of $21,597 was recorded by the Company. In addition, on March 17, 2015 the Company received an additional $41,459 in proceeds under the promissory note. On March 17, 2015, the Company recorded an additional derivative liability of $69,098, resulting in a loss on derivative liability of $27,639. On August 31, 2015, the Company re-measured the derivative liability using the input attributes below and determined the value to be $123,566.

	August 31, 2015	December 24, 2014

Expected life (in years)	1.40	2.00
Balance of note and accrued interest outstanding	$114,350	$72,890
Stock price	$0.0001	$0.0007
Effective conversion price	$0.00009	$0.0005
Shares issuable upon conversion	1,270,555,556	134,981,481
Risk-free interest rate	0.50%	0.50%
Expected volatility	369.00%	308.36%
Expected dividend yield	-	-

As discussed above, on April 28, 2015 the Company issued a $56,806 promissory note to a third party. The convertible promissory note was immediately convertible into the Company's common stock at a 15% discount to the lowest traded price for the five days prior to the conversion date. As a result of the fact that the number of shares the promissory note is convertible into is indeterminable, the Company determined a derivative liability was embedded within the promissory note. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $66,831 as of April 28, 2015. On August 31, 2015, the Company re-measured the derivative liability using the input attributes below and determined the value to be $65,783.

	August 31, 2015	April, 28, 2015

Expected life (in years)	1.40	2.00
Balance of note and accrued interest outstanding	$56,806	$56,806
Stock price	$0.0001	$0.0001
Effective conversion price	$0.000085	$0.000085
Shares issuable upon conversion	668,305,882	668,305,882
Risk-free interest rate	0.50%	0.50%
Expected volatility	369.00%	421.00%
Expected dividend yield	-	-

Vendor Note

The Vendor Note was executed on November 1, 2012 and was immediately convertible into the Company's common stock at a 50% discount to the lowest bid price as quoted on the OTC Bulletin Board for the five days prior to the conversion date. As a result of the fact that the number of shares the Vendor Note was convertible into was indeterminable, the Company determined a derivative liability was embedded within the Vendor Note. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $190,927 as of November 1, 2012. As a result of the valuation of the derivative liability being in excess of the value of the proceeds of the Vendor Note by $50,927, a deemed dividend of $50,927 was recorded by the Company on November 1, 2012. The debt discount of $140,000 associated with the Vendor Note was immediately expensed to interest expense – accretion as a result of the Vendor Note being immediately convertible and due on demand. On August 31, 2015 and 2014, the Company re-measured the derivative liability using the input attributes below and determined the value to be $0 and $295,194, respectively.

August 31, 2014

Expected life (in years)	0.50
Balance of note outstanding	$35,300
Stock price	$0.0017
Effective conversion price	$0.0007
Shares issuable upon conversion	54,307,692
Risk-free interest rate	0.50%
Expected volatility	308.36%
Expected dividend yield	-

11.	Stockholders' Equity

Series A Preferred Stock

100 shares of preferred stock have been designated as Series A Preferred Stock, none of which are outstanding. Each share of Series A Preferred Stock has voting rights equal to the voting equivalent of the common stock into which it is convertible at the time of the vote. All outstanding shares of Series A Preferred Stock will automatically convert into common stock on the first business day after the closing date of the acquisition by the Company of 100% of the total issued and outstanding capital stock of RadioLoyalty, Inc., a California corporation. The holders of the Series A Preferred Stock are not entitled to dividends.   The Series A Preferred Stock has no preferential rights to the Company's common stock and will share in any liquidation proceeds with the common stock on an as converted basis.

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

Series C Preferred Stock

Effective December 29, 2014, the Company filed a Certificate of Designation of Series C Convertible Preferred Stock (the "Series C Certificate of Designation") with the Secretary of State of Wyoming. Pursuant to the Series C Certificate of Designation, the Company designated 20,000 shares of its blank check preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into $150 in fair market value of the Company's common stock, which fair market value will be equal to the average closing price of the common stock during the 10 trading days immediately prior to the delivery to the Company of a conversion notice. The Series Preferred Stock C will share in any liquidation proceeds with the common stock on an as-converted basis, will not have voting rights prior to being converted to common stock, and in the event of any payment of dividends by the Company, will be entitled to dividends on an as-converted basis with the common stock. The Company has presented the Series C outside of stockholders' equity due to the variable conversion price.

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

On April 24, 2015, the Company entered into an Exchange Agreement with Mark J. Richardson ("MJR") pursuant to which the Company issued 500 shares of its Series C Preferred Stock in exchange for 15,140 shares of Company common stock tendered by MJR to the Company for cancellation.  The MJR common stock was originally issued to MJR by the Company on March 13, 2013. In connection with the transaction, the Company recorded a loss on settlement of $74,998, which represented the difference in the fair market value of the Series C issued of $75,000 and the common stock received of $2.

See below and Note 10 for discussion related to additional issuances of Series C Preferred Stock.

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

During the year ended August 31, 2015, the Company authorized up to 300 million shares to be issued under the StreamTrack, 2015 Incentive Stock Plan.

During the year ended August 31, 2015, 150 shares of Series C Preferred Stock with a value of $22,500 were converted into 225,000,000 shares of common stock.

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

See Notes 5, 6, 10 and 12 for discussion regarding the issuance of common stock.

Detachable Stock Warrants

On April 27, 2015, the Company entered into an Investment Agreement with RTV Media Corp. ("RTV") pursuant to which RTV initially invested $75,000 into the Company in consideration for $75,000 of worth of warrants at an exercise price of $0.0001 to purchase the common stock of the Company. Upon exercise, RTV has up to five years to exercise the warrants. In addition, RTV agreed to invest up to an additional $425,000 of capital into the Company in consideration for which additional warrants will be granted upon investment. The Company has accounted for the warrants as common stock to be issued as there are no provisions within the agreement in which will require the Company to return the capital provided.

In connection with the acquisition of RL on August 31, 2012, the Company assumed a total of 362,500 detachable stock warrants from RL (the "RL Warrants"). The RL Warrants have a three-year term and are convertible into the Company's common stock at an exercise price of $0.41 per share. The RL Warrants had been previously convertible into RL common stock at a price of $0.50 per share. The exercise price of the RL Warrants, that became exercisable for issuance of the Company's common stock as of August 31, 2012, was adjusted to $0.41 upon the closing of the August 31, 2012 acquisition.

Stock Based Compensation

The fair value of the Company's Restricted Stock Units ("RSUs") is expensed ratably over the vesting period. RSUs vest daily on a cliff basis over the service period, generally three years. The Company recorded stock-based compensation expense related to restricted stock units of $8,262 during the year ended August 31, 2014. As of August 31, 2015, all compensation costs related to RSUs has been recognized

12.	Subsequent Events

On October 14, 2015, the Company executed an extension to the Lender Financing agreement disclosed in Note 10 whereby the maturity date has been extended to December 15, 2016 with interest calculated at 35% per annum. In the event the facility is below $650,000 prior to December 31, 2015; below $550,000 prior to March 15, 2016; and below $300,000 prior to June 15, 2016, the interest rate will be adjusted to 7% per annum.

On October 26, 2015, the Company filed a Preliminary Schedule 14C Information Statement with the Securities and Exchange Commission in connection with approval by the Company's board of directors and majority stockholders of an amendment the Articles of Incorporation to: (i) change the Company's name from StreamTrack, Inc. to Total Sports Media, Inc., (ii) effect a 1-for 800 reverse split of the Company's common stock and (iii) decrease the authorized number of shares of common stock from an unlimited number to 40,000,000. The amendment will be effective upon filing with the Secretary of State of Wyoming, which will occur approximately, but not less than, 20 days after the definitive information statement is mailed to stockholders.

Subsequent to August 31, 2015, 110 shares of Series C Preferred Stock were converted into 165,000,000 shares of common stock.

Subsequent to August 31, 2015, the Company's officers have advanced an additional $85,000 to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

As of August 31, 2015, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.   Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of August 31, 2015 to ensure that information required to be disclosed is recorded, processed, summarized, and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.

Management's Annual Report on Internal Control over Financial Reporting

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

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of our internal controls over financial reporting as of August 31, 2015.   In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework."   Based on this assessment, management believes that, as of August 31, 2015, our internal control over financial reporting was effective based on those criteria.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of August 31, 2015 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the executive officers and directors of the Company and its subsidiaries as of August 31, 2015:

Name	Age	Position

Michael Hill	39

Chief Executive Officer, President, Chief Financial Officer, Corporate Secretary, and Chairman of the Board of Directors of StreamTrack, Inc. and Chief Financial Officer, Corporate Secretary, and Chairman of the Board of Directors of StreamTrack Media, Inc.

Aaron Gravitz	35	Director of StreamTrack, Inc. and Chief Executive Officer of StreamTrack Media, Inc.

Michael Hill, age 39, has been the Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary of StreamTrack, Inc. since May 2012. He is also the co-founder of RadioLoyalty, Inc., a digital media and streaming solutions provider with innovative technology focused on the internet, mobile, radio and television broadcasting industries which was acquired by StreamTrack's wholly owned subsidiary, StreamTrack Media, Inc., a California corporation ("STMI"), in August 2012. Mr. Hill has been the Chief Financial Officer, Corporate Secretary, and Chairman of the Board of Directors of STMI since its inception and was the Chief Executive Officer and President of STMI from its inception to September 2012. Mr. Hill is a seasoned media executive with over 11 years of experience building digital businesses. Prior to launching RadioLoyalty in 2011, Mr. Hill was the Chief Strategy Officer of Lenco Mobile, Inc., a global mobile technology services and marketing company. His primary responsibilities were to oversee the development, deployment and launch of international offices in United Kingdom, Mexico, Colombia, Singapore, New Zealand, China, South Korea and Australia. Simultaneously, Mr. Hill was responsible for the technology design, development, launch and implementation of its MMS Messaging Platform with the world's largest wireless carriers. Before joining Lenco Mobile, Mr. Hill founded AdMax Media in 2008, an advertising technology company where he developed an advertising network software, Admaximizer.com. From 2004 until 2008, Mr. Hill served as the Chairman and Chief Executive Officer of Commerce Planet. In 2008, both businesses were sold to a public company, Lenco Mobile Inc., which purchased all assets and liabilities, establishing the AdMax Media operation. A veteran of online advertising, Mr. Hill has founded multiple other private technology and media companies. Mr. Hill has designed and developed many proprietary technology platforms, including but not limited to UniversalPlayer TM , RadioLoyalty TM , Admaximizer TM , WatchThis TM , Jupiter MMS TM , and Build.mobi. Prior to this work, Mr. Hill served in the United States Navy, receiving the honor of Enlisted Surface Warfare Specialist.

Mr. Hill's qualifications:

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

Aaron Gravitz.   Mr. Gravitz, age 35, co-founded RadioLoyalty Inc. in 2011. He has been a director of the Company since September 2012 and the Chief Executive Officer of STMI since September 2012. He has over 16 years experience in the online advertising space. Prior to co-founding RadioLoyalty, Inc., he was the Chief Operating Officer of Lenco Media Inc. from January 2011 to September 2012 and the Chief Operating officer of AdMax Media Inc. from January 2010 to January 2011. Mr. Gravitz joined Commerce Planet in 2004, serving in various roles, and ultimately as Chief Operating Officer. Mr. Gravitz has significant experience in operating an advertising network, bringing products to market, and managing the entire media buying and selling process.   His track record includes founding multiple companies that grew to over 50 million dollars in combined sales, with several leading to acquisition. Mr. Gravitz's current responsibilities at the Company include, but are not limited to, directing operations, overseeing media buying and sales, product development, managing strategic relationships, directing customer relations, and broadcaster development. Mr. Gravitz received a bachelor's degree in public policy and ethics from the University of California Santa Barbara in 2004.

Mr. Gravitz's qualifications:

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

Limitation of Liability and Indemnification of Officers and Directors

Under the Wyoming General Corporation Law and the Company's Articles of Incorporation, as amended, the Company's directors will have no personal liability to the Company or its stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his "duty of care". This provision does not apply to the directors' (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director's duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director's duties, of a risk of serious injury to the corporation or its shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director's duty to the corporation or its shareholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

Board Committees

Our Board of Directors does not have an audit committee and our full Board of Directors is presently performing the functions of an audit committee.   Our Board of Directors does not have a compensation committee so all decisions with respect to management compensation are made by the whole board.   Our Board of Directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm's length. The Company does not have an audit committee financial expert because it does not presently have the resources to retain one.

Auditor Independence

Our Board of Directors has considered whether the provisions of non-audit services are compatible with maintaining our auditors' independence.

Code of Conduct

We not yet adopted a Code of Conduct to apply to our directors, officers and employees.

Compliance with Section 16(A) of Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and certain persons who own more than 10% of a registered class of our equity securities (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership ("Section 16 Reports") with the Securities and Exchange Commission (the "SEC"). Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.

Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended August 31, 2015 have been complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table ("Named Executive Officers"), and executive officers that we may hire in the future. As more fully described below, our board of directors makes all decisions for the total direct compensation of our executive officers, including the Named Executive Officers. We do not have a compensation committee, so all decisions with respect to management compensation are made by the whole board.

Compensation Program Objectives and Rewards

Our compensation philosophy is based on the premise of attracting, retaining, and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and stockholders, and rewarding outstanding performance. Following this philosophy, in determining executive compensation, we consider all relevant factors, such as the competition for talent, our desire to link pay with performance in the future, the use of equity to align executive interests with those of our stockholders, individual contributions, teamwork and performance, and each executive's total compensation package. We strive to accomplish these objectives by compensating all executives with total compensation packages consisting of a combination of competitive base salary and incentive compensation.

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

•

Equity incentive awards, such as stock options and non-vested stock, focus executives' efforts on the behaviors within the recipients' control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

•

Severance and change in control plans are designed to facilitate a company's ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered. We currently have not given separation benefits to any of our Name Executive Officers.

Benchmarking

We have not yet adopted benchmarking but may do so in the future. When making compensation decisions, our board of directors may compare each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly-traded and privately-held companies. Our board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation as each executive officer's compensation relative to the benchmark varies based on scope of responsibility and time in the position. We have not yet formally established our peer group for this purpose.

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

Executive Officer Compensation

The following summary compensation table sets forth certain information concerning compensation paid to the Company's Chief Executive Officer and its most highly paid executive officers (the "Named Executive Officers") whose total annual salary and bonus for services rendered in all capacities for the year ended August 31, 2015 was $100,000 or more.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Restricted Stock Awards	All Other Compensation	Total

Michael Hill (1)	2015	$117,336	-0-	$-0-	-0-	$117,336
Chairman, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary of StreamTrack, Inc. and Chairman, Chief Financial Officer, and Corporate Secretary of STMI	2014	$240,000	-0-	$-0-	-0-	$240,000

Aaron Gravitz (2)	2015	$97,336	-0-	$-0-	-0-	$97,336
Director of StreamTrack, Inc. and Chief Executive Officer of STMI	2014	$240,000	-0-	$-0-	-0-	$240,000

_______________

(1)

Mr. Hill has been Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary of StreamTrack since May 2012 and Chairman, Chief Financial Officer, and Corporate Secretary of STMI since August 2012. Current year salary amounts presented above include accrual of $20,000 per month for the period from September 2014 to November 2014 and $4,667 for the period from December 2014 to August 2015. As of August 31, 2015, total amounts included within related party payables on the accompanying balance sheet for the officer's services during the 2015 fiscal year was approximately $50,000.

(2)

Mr. Gravtiz has been a director of StreamTrack since September 2012 and the Chief Executive Officer of STMI since September 2012. Current year salary amounts presented above include accrual of $20,000 per month for the period from September 2014 to October 2014 and $4,667 for the period from December 2015 to August 2015. As of August 31, 2015, total amounts included within related party payables on the accompanying balance sheet for the officer's services during the 2015 fiscal year were $108,000.

Employment Agreements

We have not entered into employment agreements with our executive officers.

Outstanding Equity Awards at Fiscal Year-End

None.

Employee Benefit Plans

We have not yet, and have no plans to, establish a management stock option plan pursuant to which stock options may be authorized and granted to the executive officers, directors, employees and key consultants of StreamTrack, Inc.

Director Compensation

None of our directors received any compensation for their respective services rendered to us as directors during the year ended August 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of StreamTrack, Inc. at November 30, 2015. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of November 30, 2015 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 3,559,818,555 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o StreamTrack, Inc., 347 Chapala Street, Santa Barbara, California 93101. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name, Title and Address	Number of Shares Beneficially Owned	Percentage Ownership

Michael Hill
Chairman, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary of StreamTrack, Inc. and Chairman, Chief Financial Officer, and Corporate Secretary of STMI (1)	766,332,598	21.6%

Aaron Gravitz
Director of StreamTrack, Inc. and Chief Executive Officer of STMI (1)	556,180,583	15.6%

All current Executive Officers as a Group (2 persons)	1,322,513,181	37.2%

________________

(1) Michael Hill and Aaron Gravitz each own 100,000 shares of Series B Preferred Stock, together representing 100% of the outstanding shares of Series B Preferred Stock. Shares of Series B Preferred Stock are not convertible into common stock, except that, effective upon the closing of a Qualified Financing, all issued and outstanding shares of Series B Preferred Stock will automatically convert into common stock in an amount determined by dividing the product of the number of shares being converted and the Stated Value of $1.00 by the Conversion Price. The Conversion Price will be equal to the price per share of the common stock sold under the Qualified Financing. A "Qualified Financing" is defined as the sale by the Company in a single offering of common stock or securities convertible into common stock for gross proceeds of at least $5,000,000. Each share of Series B Preferred Stock entitles the holder to cast such number of votes equal to 0.000255% of the total number of votes entitled to be cast. Thus, Mr. Hill and Mr. Gravitz, as the holders of the 200,000 outstanding shares of Series B Preferred Stock, collectively own 51% of the voting power of the Company's stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Financing

The related party payable as of August 31, 2015 consists of unpaid compensation and non-interest bearing cash advances and charges on personal credit lines made on behalf of the Company by the Company's Chief Executive Officer and an executive of the Company's subsidiary. The balances owed to the executives are not secured and are due on demand. Interest will be charged on these balances. However, no formal agreement has been executed to quantify the interest. The Company has only been operating since November 30, 2011. As a result, the Company has an extremely limited credit history. The Company's Chief Executive Officer, and the Chief Executive Officer of StreamTrack Media, Inc. use their personal credit cards to fund operations on a frequent basis. If the Company did not have access to these credit cards, the Company would have to rely exclusively on external sources of capital. The Company's external sources of capital are not always readily available. Once the Company's track record is more established and results of operations are profitable, then external sources of capital should become more readily available. As a result, in time-constrained circumstances, the use of personal credit cards is necessary until such time as the Company is able to build up its own credit-worthiness and access more readily available and significant credit.

RL entered into several convertible promissory notes with its founders, officers and high-level executives since its inception on December 1, 2011. See Note 9 and Note 10 for additional information.

Director Independence

None of our directors is independent as defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to us for the most recently completed fiscal year ended August 31, 2015 and for fiscal year ended August 31, 2014 for professional services rendered by the principal accountant were as follows:

Audit Fees

An aggregate of $33,000 was billed by our auditors for the following professional services: audit of our annual financial statement for the fiscal year ended August 31, 2015, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended November 30, 2014, February 28, 2015, and May 31, 2015.

An aggregate of $29,000 was billed by our auditors for the following professional services: audit of our annual financial statement for the fiscal year ended August 31, 2014, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended November 30, 2013, February 28, 2014, and May 31, 2014.

Audit Related Fees

Our auditors billed us $0 for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding section during the fiscal years ended August 31, 2015 and 2014.

Tax Fees

Our auditors billed us $0 for tax preparation services during the fiscal years ended August 31, 2015 and 2014.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in the preceding sections was $0 during the fiscal years ended August 31, 2015 and 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit	Description

21.1	List of Subsidiaries StreamTrack Media, Inc. RadioLoyalty, Inc.

23.1	Consent of Silberstein Ungar, PLLC

31.1	Section 302 Certification of Principal Executive Officer

32.1	Section 906 Certification of Principal Executive Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

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

STREAMTRACK, INC.

Dated: December 15, 2015	By:	/s/ Michael Hill
Michael Hill,
Chief Executive Officer, President,
Chief Financial Officer, and Corporate Secretary
(Principal Executive Officer and Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Dated: December 15, 2015		Dated: December 15, 2015

By:	/s/ Michael Hill	By:	/s/ Aaron Gravitz
	Michael Hill,		Aaron Gravitz,
	Chief Executive Officer, President,		Director
Chief Financial Officer, and Corporate Secretary
(Principal Executive Officer and Principal Financial/Accounting Officer)

