Form 10-Q
period 2015-11-30
STREAMTRACK, INC.
filed 2016-01-19
CIK 1442376

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At January 1, 2016, there were 3,568,519,796 shares of the Company's common stock outstanding.

StreamTrack, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	As of November 30, 2015	As of August 31, 2015
Assets:
Current assets
Cash	$-	$7,909
Accounts receivable, net of allowances of $6,000 and $6,000, respectively	121,940	114,253
Prepaid expenses	1,842	2,196
Total current assets	123,782	124,358
Property and equipment, net	612,349	660,973
Other assets	45,853	56,613
Total assets	$781,984	$841,944

Liabilities and Stockholders' Deficit
Current liabilities
Account payable and accrued expenses	$1,078,478	$1,147,249
Line of credit	828,858	610,950
Derivative liabilities embedded within convertible notes payable	894,974	898,856
Capital lease payable - in default	54,704	54,704
Related party payables	260,052	159,660
Convertible notes payable, net of discount of $16,667 and $19,794, respectively	747,700	739,798
Related party convertible notes payable, net of discount of $293,500 and $0, respectively	525,214	197,850
Total current liabilities	4,389,980	3,809,067
Long term liabilities
Convertible notes payable, net of discount of $128,652 and $155,249, respectively	142,505	115,907
Related party convertible notes payable, net of discount of $55,479 and $442,744, respectively	194,771	428,370
Total long term liabilities	337,276	544,277
Total liabilities	4,727,256	4,353,344

Series C preferred stock; $0.0001 par value; 20,000 shares authorized; 11,690 and 11,800 shares issued and outstanding as of November 30, 2015 and August 31, 2015	1,753,500	1,770,000

Commitments and contingencies (Note 5)
Stockholders' Deficit:
Series A preferred stock; $0.0001 par value; 100 shares authorized; 0 shares issued and outstanding as of November 30, 2015 and August 31, 2015	-	-
Series B preferred stock; $0.0001 par value; 200,000 shares authorized; 200,000 shares issued and outstanding as of November 30, 2015 and August 31, 2015	20	20
Common stock, $0.0001 par value; Unlimited shares authorized at November 30, 2015 and August 31, 2015; 3,568,519,796 shares issued and outstanding at November 30, 2015; 3,403,519,796 shares issued and outstanding as of August 31, 2015	356,852	340,352
Additional paid-in capital	3,341,837	3,341,837
Common stock to be issued	75,000	75,000
Accumulated deficit	(9,472,481)	(9,038,609)
Total stockholders' deficit	(5,698,772)	(5,281,400)
Total liabilities and stockholders' deficit	$781,984	$841,944

The accompanying notes are an integral part of the condensed unaudited consolidated financial statements.

StreamTrack, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended November 30, 2015	For the Three Months Ended November 30, 2014
Revenues:
Advertising	$174,025	$309,108
Services	8,250	11,000
Total revenues	182,275	320,108

Costs of revenues:
Media network	70,266	105,582
Depreciation and amortization	-	68,646
Colocation services	6,136	38,334
Broadcaster commissions	11,530	45,131
Other costs	274	2,454
Total costs of revenues	88,206	260,147

Gross profit	94,069	59,961

Operating expenses:
Product development	72	8,999
Officer compensation	25,000	48,000
Sales and marketing (including stock compensation of $0 and $8,262, respectively)	5,748	40,849
Other expenses	281,495	217,359
Total operating expenses	312,315	315,207

Loss from operations	(218,246)	(255,246)

Other income (expense):
Other income (expense)	-	(26,457)
Interest expense (including accretion of debt discount of $123,489 and $122,569, respectively)	(219,508)	(195,126)
Change in fair value of derivatives	3,882	(4,575,975)
Total other income (expense)	(215,626)	(4,797,558)

Loss before provision for income taxes	(433,872)	(5,052,804)

Provision for income taxes	-	-

Net loss	$(433,872)	$(5,052,804)

Basic and diluted net loss per common share attributable to common stockholders	$(0.00)	$(0.02)
Weighted-average number of shares used in computing basic and diluted per share amounts	3,425,519,796	294,532,882

The accompanying notes are an integral part of the condensed unaudited consolidated financial statements.

StreamTrack, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended November 30, 2015	For the Three Months Ended November 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(433,872)	$(5,052,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,801	132,317
Re-measurement of derivative liabilities	(3,882)	4,575,975
Accretion of debt discount	123,490	122,569
Stock issued for services and finance fees	-	23,392
Changes in operating assets and liabilities:
Accounts receivable	(7,687)	54,674
Prepaid expenses	354	4,104
Note receivable	-	(2,625)
Other current assets	-	(2,132)
Accounts payable and accrued expenses	(63,996)	23,312
Related party accrued liabilities	100,392	84,557
Net cash used in operating activities	(207,400)	(36,661)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase or development of property and equipment	(18,417)	(174,624)
Net cash used in investing activities	(18,417)	(174,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	-	50,000
Payments on related party notes payable	-	(25,284)
Proceeds from line of credit	217,908	15,190
Payments on capital lease	-	(4,500)
Proceeds from issuance of convertible promissory notes - related parties	-	152,000
Net cash provided by financing activities	217,908	187,406

Change in cash and cash equivalents	(7,909)	(23,879)
Cash and cash equivalents, beginning of period	7,909	26,590
Cash and cash equivalents, end of period	$-	$2,711

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,728	$-
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Issuance of common stock for conversion of debt and accrued interest	$-	$41,942
Conversion of Series C preferred stock in common stock	$16,500	$-
Beneficial conversion feature recorded on convertible debt	$-	$828,864
Issuance of common stock for accounts payable	$-	$63,029
Increase in line of credit for facility fee	$2,500	$-

The accompanying notes are an integral part of the condensed unaudited consolidated financial statements.

StreamTrack, Inc.

Notes to Condensed Consolidated Financial Statements

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

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K for year ended August 31, 2015. In the opinion of management, all adjustments necessary in order for the consolidated financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ended August 31, 2016. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, StreamTrack Media, Inc. and RadioLoyalty, Inc., California corporations. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company's management, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's financial position for the periods presented.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the three months ended November 30, 2015, the Company recorded an operating loss of $218,246 and a net loss of $433,872. As of November 30, 2015, the Company had a working capital deficit of $4,266,198, which excluding the derivative liability was $3,371,224. The net loss and negative working capital indicate substantial doubt about the entity's ability to continue as a going concern.

Management is confident but cannot guarantee that the Company will be able to raise additional capital in order to repay debts and continue operations. As of August 31, 2015, during fiscal 2016, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others. The Company's normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management's business plan. Since inception and through the date of these financial statements, the Company has successfully raised a significant amount of capital through debt and equity offerings. The Company anticipates launching several new product offerings and initiating certain new significant partnerships during the fiscal year ending August 31, 2016. The Company anticipates those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. The Company will attempt to have its potential partners pay for the some of these costs but management cannot be certain that it will succeed in entering into such arrangements. Management may potentially make a business decision to move forward, delay, or cancel certain partnerships because of the Company's overall capital needs. Nonetheless, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan and become profitable. If the Company is unable to become profitable and sustain positive cash flow from operations, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers", which supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance is effective for the Company in the first quarter of fiscal year 2018 and early application is not permitted. Entities must adopt the new guidance using one of two retrospective application methods. The Company is currently evaluating the standard but does not expect it to have a material impact on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if "conditions or events raise substantial doubt about the entity's ability to continue as a going concern." The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

The Financial Accounting Standards Board issues Accounting Standard Updates ("ASUs") to amend the authoritative literature in Accounting Standards Codification ("ASC"). There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

2. Composition of Certain Financial Statement Captions

Property and Equipment

Property and equipment consisted of the following:

	November 30, 2015	August 31, 2015

Software	$1,804,397	$1,775,220
Servers, computers, and other related equipment	198,924	198,924
Leasehold improvements	1,675	1,675
	2,004,996	1,975,819
Less accumulated depreciation and amortization	(1,392,647)	(1,314,846)
Property and equipment, net	$612,349	$660,973

Depreciation expense totaled $77,801 and $132,317 for the three months ended November 30, 2015 and 2014, respectively. There have been no write-offs or impairments of property and equipment since the Company's inception on November 30, 2011.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	November 30, 2015	August 31, 2015

Accounts payable	$698,689	$751,129
Accrued interest	212,307	184,007
Accrued broadcaster commissions	90,954	92,304
Accrued consulting fees	-	-
Credit card	76,528	120,049
Accounts payable and accrued expenses	$1,078,478	$1,147,489

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2015 and August 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term in nature or they are payable on demand.

The fair value of these financial assets and liabilities was determined using the following inputs:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Fair values as of November 30, 2015
Liabilities:
Derivative liabilities	$-	$894,974	-	$894,974

Total liabilities measured at fair value	$-	$894,974	-	$894,974

Fair values as of August 31, 2015
Liabilities:
Derivative liabilities	-	$898,856	-	$898,856

Total liabilities measured at fair value	$-	$898,856	-	$898,856

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

4. Asset Acquisition / Disposition

Asset Acquisitions

On April 24, 2015, the Company, entered into an Asset Purchase Agreement with Lux Digital Pictures GmbH Partners ("Lux") pursuant to which, the Company issued 800 shares of Series C Convertible Preferred Stock for the rights to various domains, source codes, etc related to Lux's Sports Alert and Amped Fantasy Sports products. The Company determined the price of the Series C issued to be $120,000 based upon the conversion value of $150 worth of common stock for each share of Series C. The Company recorded the value of the asset as software within property and equipment on the accompanying consolidated balance sheets. The Company capitalized the value of the Series C as the products received were near completion and need limited modification prior to the Company placing into production. The expected life of the asset acquired was estimated to be 36 months.

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

In connection with the settlement, during the three months ended November 30, 2014 the Company issued 105,663,000 shares of common stock to ASC in which gross proceeds of $86,421 were generated from the sale of the common shares. In connection with the transaction, ASC received fees of $23,392 and provided payments of $63,029 to settle outstanding vendor payables. There were no shares issued to ASC during the three months ended November 30, 2015. The remaining amount on the settlement of liabilities owed by the Company to ASC is in the aggregate amount of $151,290 as of November 30, 2015. The Company cannot reasonably estimate the amount of proceeds ASC expects to receive from the sale of these shares which will be used to satisfy the liabilities. Thus, the Company accounts for the transaction as the shares are sold and the liabilities are settled. All amounts are included within accounts payable. Shares which are held by ASC at each reporting period are accounted for as issued but not outstanding.

Legal Proceedings

The Company is potentially subject to various legal proceedings and claims arising in the ordinary course of its business. There are no pending legal proceedings against the Company as of the date of these financial statements.

6. Capital Lease

On March 22, 2013, the Company reached a settlement and release agreement with IBM Credit, LLC, ("IBM") the lessor associated with the Company's computer servers and software classified under capital lease. The balance owed to IBM as of March 22, 2013 was agreed to be $108,704. The Company agreed to make payments of $9,000 per month, with a final payment of $9,704 on March 1, 2014, in order to satisfy this balance. As of November 30, 2015 and August 31, 2015, the Company was in default of this agreement and the amount outstanding of $54,704 is reflected as a current liability on the accompanying consolidated balance sheets.

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

The related party payable as of November 30, 2015 and August 31, 2015 consists of unpaid compensation and non-interest bearing cash advances and charges on personal credit lines made on behalf of the Company by the Executives. The balances owed to the Executives are not secured and are due on demand. Interest will be charged on these balances based upon effective credit card rates. During the three months ended November 30, 2014, the Executives converted a significant portion of amounts due to them for unpaid compensation and other advances to long-term convertible notes payable, see Note 8 for additional information. In addition, the Executives agreed to a temporary reduction in their annual salary from $240,000 to $50,000 per annum for the period from December 1, 2014 to December 1, 2015. As of November 30, 2015 and August 31, 2015, amounts due to these Executive related to accrued compensation and advances were $260,052 and $159,660, respectively.

See Notes 8 and 10 for additional related party transactions.

8. Debt Instruments

Asset-Based Debt Financing

On April 11, 2013, the Company executed a non-dilutive asset-based debt financing (the "Lender Financing") with a third party (the "Lender"). The Lender Financing for a line of credit, secured by all of the Company's assets. The Company's management also executed limited recourse guarantees with the Lender. Interest is payable monthly based on a floating interest rate determined based on a formula outlined in detail within the financing agreement. The Company anticipates the effective monthly interest rate charged on the outstanding balance owed to the third party will be between 3.2% and 1.1%.

On October 14, 2015, the Company executed an extension to the Lender Financing agreement whereby the maturity date has been extended to December 15, 2016 with interest calculated at 35% per annum. In the event the facility is below $650,000 prior to December 31, 2015; below $550,000 prior to March 15, 2016; and below $300,000 prior to June 15, 2016, the interest rate will be adjusted to 7% per annum.

Vendor Convertible Note

On November 1, 2012, the Company issued a convertible note for $140,000 (the "Vendor Note") to a former Vendor ("Vendor"). The Vendor Note was executed on November 1, 2012 and was immediately convertible into the Company's common stock at a 50% discount to the lowest bid price for the five days prior to the conversion date. As of August 31, 2015, the note was fully converted.

Creditor #2 Convertible Promissory Notes

In April 2014, the Creditor entered into an exchange agreement with another lender (the "Creditor #2") whereby the Creditor transferred the Creditor's notes and accrued interest to Creditor #2. In April, the Company entered into i) a note agreement for $284,560 representing amounts transferred from the Creditor; ii) two $125,000 notes in which the proceeds were received on the same date (collectively referred to as the "Creditor #2 Notes") with Creditor #2. The Creditor #2 Notes bear interest per annum at 10.0%, payable six months after the issuance date and are convertible on the date of issuance based upon based upon a 45% discount to lowest trading price, for the 15 trading days prior to conversion. As a result, the lower the stock price at the time the Creditor #2 converts the Creditor #2 Notes, the more common shares the Creditor #2 will receive. There were no conversions during the three months ended November 30, 2015 and thus the remaining principal balance was $391,242 as of November 30, 2015 and August 31, 2015.

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

During the three months ended November 30, 2015, the Company amortized a discount of $62,500 to interest expense. As of August 31, 2015, the discount was fully amortized.

Creditor #3 Convertible Promissory Note

In December 2014, a convertible promissory note holder ("Holder") entered into an exchange agreement with another lender (the "Creditor #3") whereby the Holder transferred the Holder's notes and accrued interest to Creditor #3. In December 2014, the Company entered into i) a note agreement for $150,000 representing the principal amount transferred from the Holder. The Creditor #3 Note bears interest per annum at 10.0%, due on August 22, 2015 and is convertible on the date of issuance based upon based upon a 25% discount to lowest trading price, for the 5 trading days prior to conversion. As a result, the lower the stock price at the time the Creditor #3 converts the Creditor #3 Notes, the more common shares the Creditor #3 will receive. There were no conversions during the three months ended November 30, 2015 and thus the remaining principal balance was $93,350 as of November 30, 2015 and August 31, 2015.

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

Upon issuance, the Company recorded a discount of $150,000 due to the derivative liability, as discussed below in Note 9, having a fair market value in excess of the principal amount of the convertible note. As of August 31, 2015, the discount was fully amortized.

Convertible Promissory Notes

As of November 30, 2015 and August 31, 2015, the Company has outstanding 31 convertible promissory notes issued between December 2011 and August 2015. The convertible promissory notes bear interest at either 4% or 8% per year and are due in full, including principal and interest, two-three years from the issuance date ranging from August 2014 to February 2018. The convertible promissory notes also include a conversion option whereby the holders may elect at any time to convert any portion or the entire balance into the Company's common stock at conversion prices ranging from $0.0001 to $1.25. There were transactions in which impacted the convertible notes payable during the three months ended November 30, 2015, other than the accrual of interest. As of November 30, 2015 and August 31, 2015, the balance of convertible notes payable was $1,615,120.

As of November 30, 2015 and August 31, 2015, convertible promissory notes outstanding of $1,068,964 are held by related parties. These related parties consist of the Company's officers, former officers, significant shareholders or entities controlled by these individuals. As of November 30, 2015 and August 31, 2015, $818,714 and $197,850, respectively, of these notes were included within the current portion of convertible promissory notes on the accompanying balance sheet as the note was due within one year of the balance sheet.

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

The discounts are amortized over the term of the convertible promissory note using the straight line method. The amortized value for each period is recorded as an offset against the debt discount on the balance sheet, classified as interest expense. During the three months ended November 30, 2015 and 2014, $123,490 and $122,569 of the discounts were amortized to interest expense, respectively. As of November 30, 2015, $494,298 discounts remained which will be expensed in fiscal 2016 through 2018.

Future Maturities

As of August 31, 2015, future maturities of notes payable is as follows for the years ending August 31; $957,442 current; $1,067,270 2017; and $75,000 2018. Included within those amounts due to related parties are: $197,820 current and $871,114 for 2017.

9. Derivatives

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

On November 30, 2015, the Company re-measured the derivative liability using the input attributes below and determined the value to be $606,655 of which $44 was classified as income within "change in fair value of derivatives" and was recorded for the three months ended November 30, 2015 in the statement of operations.

November 30, 2015

Expected life (in years)	0.50
Balance of note outstanding	$391,221
Stock price	$0.0001
Effective conversion price	$0.00006
Shares issuable upon conversion	7,113,490,909
Risk-free interest rate	0.5%
Expected volatility	361.00%
Expected dividend yield	-%

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

On November 30, 2015, the Company re-measured the derivative liability using the input attributes below and determined the value to be $102,800 of which $9 was classified as income within "change in fair value of derivatives" and was recorded for the three months ended November 30, 2015 in the statement of operations.

November 30, 2015

Expected life (in years)	0.50
Balance of note outstanding	$93,350
Stock price	$0.0001
Effective conversion price	$0.000075
Shares issuable upon conversion	1,244,666,667
Risk-free interest rate	0.27%
Expected volatility	361.00%
Expected dividend yield	-%

Other Notes with Adjustable Conversion Features

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

On November 30, 2015, the Company re-measured the derivative liability using the input attributes below and determined the value to be $120,684 of which $2,882 was classified as income within "change in fair value of derivatives" and was recorded for the three months ended November 30, 2015 in the statement of operations.

November 30, 2015

Expected life (in years)	1.15
Balance of note outstanding	$114,350
Stock price	$0.0001
Effective conversion price	$0.00009
Shares issuable upon conversion	1,270,555,556
Risk-free interest rate	0.39%
Expected volatility	361.00%
Expected dividend yield	-%

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

On November 30, 2015, the Company re-measured the derivative liability using the input attributes below and determined the value to be $64,837 of which $947 was classified as income within "change in fair value of derivative" and was recorded for the three months ended November 30, 2015 in the statement of operations.

November 30, 2015

Expected life (in years)	1.42
Balance of note outstanding	$56,806
Stock price	$0.0001
Effective conversion price	$0.00009
Shares issuable upon conversion	668,305,882
Risk-free interest rate	0.75%
Expected volatility	361.00%
Expected dividend yield	-%

10. Stockholders' Equity

Series A Preferred Stock

Each share of Series A Preferred Stock has voting rights equal to the voting equivalent of the common stock into which it is convertible at the time of the vote. The holders of the Series A Preferred Stock are not entitled to dividends. The Series A Preferred Stock has no preferential rights to the Company's common stock and will share in any liquidation proceeds with the common stock on an as converted basis. No shares of Series A Preferred Stock are outstanding as of November 30, 2015.

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

On October 26, 2015, the Company filed a Preliminary Schedule 14C Information Statement with the Securities and Exchange Commission in connection with approval by the Company's board of directors and majority stockholders of an amendment the Articles of Incorporation to: (i) change the Company's name from StreamTrack, Inc. to Total Sports Media, Inc., (ii) effect a 1-for 800 reverse split of the Company's common stock and (iii) decrease the authorized number of shares of common stock from an unlimited number to 40,000,000. The amendment will be effective upon filing with the Secretary of State of Wyoming, which the Company anticipates to occur approximately, but not less than, 20 days after the definitive information statement is mailed to stockholders.

During the three months ended November 30, 2015, 110 shares of Series C with a value of $16,500 were converted into 165,000,000 shares of common stock.

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

As of November 30, 2015, the Company has a total of 225,000 detachable stock warrants outstanding. The warrants have a three-year term and are exercisable into the Company's common stock at an exercise price of $0.41 per share.

11. Subsequent Events

In accordance with ASC 855-10, we have analyzed our operations subsequent to January 19, 2016 to the date of these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed below.

Subsequent to November 30, 2015, 630,000,000 shares of common stock were issued in connection with the conversion of 420 shares of preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our Form 10-K for the fiscal year ended August 31, 2015 filed with the Securities and Exchange Commission December 15, 2015 and all subsequent filings.

Overview

StreamTrack, Inc. ("StreamTrack," or the "Company") is a digital media and technology services company. The Company provides audio and video streaming and advertising services through the RadioLoyaltyTM Platform (the "Platform") to a global group of over 5,000 internet and terrestrial radio stations and other broadcast content providers. We also developing Robot Fruit, which is intended to be a powerful marketing tool that combines a mobile app creation platform, customer loyalty program, and content management system into an instant and measurable marketing engine for businesses. The Company is also continuing development of StreamTrak, designed to enable fans, artists, bands, music publishers and record labels to distribute, discover, create and share content.In addition, the Company through ampedfantasy.com has entered the rapidly growing daily fantasy sports industry. The Amped Fantasy brand will offer diverse contests to attract fans of all kinds. The mobile and web offering which is under development will include, but not be limited to free and paid daily, weekly, pick'em, salary cap, flex or customized roster and guaranteed prize or payout contests. Fantify which is under development, is a fully customizable daily fantasy sports and private label fantasy sports technology platform. Once venues signup for Fantify and setup a contest, they invite new or existing customers, and award prizes. It will be free to play for customers to win prizes, compete against friends and others, feel closer to the real life game, and all with no season-long commitment. Through sportsalert.com the Company owns a subscriber based alert system for various sports with over 100,000 registered users. Users can choose whether they want score updates sent to their mobile phone or email, customizable by sport and events.

Our streaming business model is focused on the following core principles:

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

Advertising revenue constitutes the majority of our total revenue, representing 95.5% of total revenue for the three months ended November 30, 2015. We anticipate this trend will continue and our revenues will be generated primarily from advertising. Our advertising revenue for the three months ended November 30, 2015 was almost entirely derived from advertising delivered on desktop devices.

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

In June 2015, the Company received an Office Action where the examiner laid out new grounds of rejection addressed to the new claim language from our previous amendment to U.S. App No.: 12/146,922 - WATCH THIS - RAD-00330. Claims 20, 22-27, 36, and 38-43 were rejected under 35 U.S.C. 103(a) as being unpatentable over US 2006/0089843 filed 10/26/2004 by Flather in view of US 2008/0307454 filed 6/6/08 by Ahanger et al in view of US 2008/0109844 filed 11 /2/06 by Baldeschwieler et al. in view of US 2013/0061262 with priority to 1 /30/0S, filed by Briggs et al. The Company had until June 19, 2015 to respond to this decision, and while the Company believes that its claims are patentable, it choose not to pursue the claims further because it would have been cost prohibitive.

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

Key Metrics:

We track listener hours because we believe it is the best key indicator of the growth of our Platform business. Revenues from advertising through our Platform represented substantially all of our revenues for the six months ended November 30, 2015. We also track the number of active users on our Platform as well as the RadioLoyaltyTM app as indicators of the size and quality of our audience, which are particularly important to potential advertisers.

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

Comparison of the Three months ended November 30, 2015 and November 30, 2014

	For the Three Months Ended November 30, 2015	For the Three Months Ended November 30, 2014

Revenue:
Advertising	$174,025	$309,108
Services	8,250	11,000
Total revenue	$182,275	$320,108

Revenues for the three months ended November 30, 2015 and 2014, totaled $182,275 and $320,108 respectively. The period over period decline can be attributed to several factors. Video revenue decreased for the three month period year over year by $49,378 attributable to overall industry technical changes and ad related errors including Vpaid errors, ad response times, increased latency, creative errors and creative load time. Tighter buying criteria by Customers as a result of quality scoring from companies such as Integral Ad Science and ForensIQ also reduced buys from some Customers. Display revenue decreased for the three month period year over year by $86,395. Listening hours decreased for the three month period year over year by about 28.1%, also contributing to the decline in revenue.

	For the Three Months Ended November 30, 2015	For the Three Months Ended November 30, 2014

Costs of revenues:
Media network	$70,266	$105,582
Depreciation and amortization	-	68,646
Colocation services	6,136	38,334
Broadcaster commissions	11,530	45,131
Other	274	2454
Total costs of revenue	$88,206	$260,147

Costs of revenues for the three months ended November 30, 2015 and 2014 totaled $88,206 and $260,147, respectively. We incurred substantial media network costs associated with the distribution of our content across a variety of advertising networks. Our costs of distributing our content will proportionally decrease dramatically as we reach scale. Amortization of the software that powers the Platform accounted for the majority of the depreciation recorded during 2014. In order to operate the RadioLoyaltyTM online broadcasting platform, RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we require substantial computing power, hosting and streaming hosting. We operate a technology center at our offices in Santa Barbara, California as well as utilize ASW's cloud. We refer to these costs as colocation services. Our advertising sales arrangements with over 5,000 RadioLoyaltyTM stations facilitate us paying the broadcasters a monthly revenue sharing fee or license fee in exchange for advertising inventory around their content and listenership. We refer to these costs as broadcaster commissions in the event that we purchase the ad inventory. Other costs of sales include depreciation associated with the computer servers at our two colocation facilities, streaming costs, adserving costs, and various application technologies that support our primary product offerings.

	For the Three Months Ended November 30, 2015	For the Three Months Ended November 30, 2014
Operating expenses
Product development	$72	$8,999
Officer compensation	25,000	48,000
Sales and marketing	5,748	40,849
Other	281,495	217,359
Total operating expenses	$312,315	$315,207

Operating expenses for the three months ended November 30, 2015 and 2014 totaled $312,315 and $315,207, respectively. We have a broad-based business strategy to acquire more broadcasters directly, enter into joint ventures, revenue sharing arrangements or similar contracts with internet radio station guides (aggregators), and consider mergers and acquisition targets on an ongoing basis. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio including the Robot Fruit, StreamTrak, Amped Fantasy, Fantify, SportsAlert and mobile technology. We expect these costs to increase in the current fiscal year. Marketing and sales costs included compensation for our sales staff and various internet marketing-related costs. Rents were primarily related to three leases we are obligated under for our Santa Barbara, California office. Officer compensation related to a variety of accruals to the two primary executives that operate our business. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

	For the Three Months Ended November 30, 2015	For the Three Months Ended November 30, 2014
Other income (expenses)
Other income (expense)	$-	$(26,457)
Interest expense	(96,019)	(72,557)
Interest expense – accretion	(123,489)	(122,569)
Loss on settlements	-	-
Change in fair value of derivatives	3,882	(4,575,975
Total other income (expenses)	$(215,626)	$(4,797,558)

Other (expense) income for the three months ended November 30, 2015 and 2014, totaled $(215,626) and $(4,797,558), respectively. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit, among others. We recorded the accretion of various debt discounts associated with our convertible promissory notes. The accretion is a result of the amortization of the debt discounts associated with the convertible promissory notes over the term of the convertible promissory notes. As a result of the derivative classification regarding the beneficial conversion feature on some of our convertible notes, the derivative liabilities have to be re-measured as of each reporting date. For the three months ended November 30, 2015 and 2014, the re-measurement resulted in a gain (loss) on change in fair value of derivative liabilities of $3,882 and $4,575,975, respectively. During the three months ended November 30, 2014, the Company's stock price decreased substantially from August 31, 2014 which impacted the valuation of the derivative liabilities.

We did not generate taxable profits for the three months ended November 30, 2015 and 2014, respectively. As a result, no provision for income taxes was recorded during either period.

Liquidity and Capital Resources

As of November 30, 2015 we had cash totaling $0. We had net a working capital deficit of $4,266,198 as of November 30, 2015, compared to a net working capital deficit of $3,684,709 as of August 31, 2015. Our principal uses of cash during the three months ending November 30, 2015 were funding our operations.

Going Concern

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the three months ended November 30, 2015, the Company recorded an operating loss of $218,246 and a net loss of $433,872. As of November 30, 2015, the Company had a working capital deficit of $4,266,198, which excluding the derivative liability was $3,371,224, indicating substantial doubt regarding the Company's ability to continue as a going concern.

Management is confident but cannot guarantee that the Company will be able to raise in order to repay debts and continue operations. During the year ending August 31, 2016, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others. The Company's normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management's business plan. Additionally, the Company is currently in default on its capital lease. If the Company defaults on this capital lease, the lessor may decide to take back its equipment. The Company has replaced its use of the equipment with ASW's cloud so if the lessor decides to take back its equipment the impact operational impact would be minimal. Since inception and through November 30, 2015, the Company has successfully raised a significant amount of capital. However, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to become profitable. If the Company is unable to become profitable or sustain its cash flow, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Capital Expenditures

Based on current estimates, we believe that our anticipated capital expenditures will be adequate to implement our current plans.

Historical Trends

The following table summarizes our cash flow data for the three months ended November 30, 2015 and 2014.

	For the Three MonthsEnded November 30, 2015	For the Three MonthsEnded November 30, 2014

Net cash provided by (used in) operating activities	$(207,400)	$(36,661)
Net cash used in investing activities	(18,417)	(174,624)
Net cash provided by financing activities	217,908	187,406

Cash flow used by operating activities totaled $207,400 for the three months ended November 30, 2015, compared to $36,661 used for the three months ended November 30, 2014. Operating cash flow was negative as we continued operations and a focused effort on product development and efforts towards certain potential significant partnerships with third parties within the digital media industry.

Cash flow used in investing activities totaled $18,417 for the three months ended November 30, 2015, compared to $174,624 for the three months ended November 30, 2014. The decrease in cash used in investing activities relates to internally developed products in which we have slowed the development on due to our cash flow limitations.

Cash flow provided by financing activities totaled $217,908 for the three months ended November 30, 2015, compared to $187,406 for the three months ended November 30, 2014. We raised substantial capital through the issuance of convertible promissory notes, net proceeds from the line of credit, and advances from related our primary executive officers during the three months ended November 30, 2015 and 2014, respectively.

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

STREAMTRACK, INC.

Date: January 19, 2016	By:	/s/ Michael Hill
	Name:	Michael Hill
	Title:	Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

