Form 10-Q
period 2016-02-29
STREAMTRACK, INC.
filed 2016-04-14
CIK 1442376

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

At April 1, 2016, there were 4,190,265,983 shares of the Company's common stock outstanding.

STREAMTRACK, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

 (unaudited)

	As of February 29, 2016	As of August 31, 2015
Assets:
Current assets
Cash	$14,741	$7,909
Accounts receivable, net of allowances of $6,000 and $6,000, respectively	105,217	114,253
Prepaid expenses	3,349	2,196
Total current assets	123,307	124,358
Property and equipment, net	535,964	660,973

Other assets
Other assets	41,865	56,613
Due from intercompany	-	-
Total other assets	41,865	56,613
Total assets	$701,136	$841,944

Liabilities and Stockholders' Deficit
Current liabilities
Account payable and accrued expenses	$1,037,871	$1,147,249
Line of credit	896,884	610,950
Derivative liabilities embedded within convertible notes payable	526,779	898,856
Capital lease payable - in default	54,704	54,704
Related party payables	187,310	159,660
Convertible notes payable, net of discount of $57,459 and $19,794, respectively	821,258	739,798
Related party convertible notes payable, net of discount of $255,215 and $0, respectively	673,249	197,850
Total current liabilities	4,198,055	3,809,067

Long term liabilities
Convertible notes payable, net of discount of $58,137 and $155,249, respectively	98,669	115,907
Related party convertible notes payable, net of discount of $0 and $442,744, respectively	225,500	428,370
Total long term liabilities	324,169	544,277
Total liabilities	4,522,224	4,353,344

Series C preferred stock; $0.0001 par value; 20,000 shares authorized; 11,690 and 11,800 shares issued and outstanding as of February 29, 2016 and August 31, 2015	1,690,500	1,770,000

Commitments and contingencies (Note 5)

Stockholders' Deficit:
Series A preferred stock; $0.0001 par value; 100 shares authorized; 0 shares issued and outstanding as of February 29, 2016 and August 31, 2015	-	-
Series B preferred stock; $0.0001 par value; 200,000 shares authorized; 200,000 shares issued and outstanding as of February 29, 2016 and August 31, 2015	20	20
Common stock, $0.0001 par value; Unlimited shares authorized at February 29, 2016 and August 31, 2015; 4,198,519,796 shares issued and outstanding at February 29, 2016; 3,403,519,796 shares issued and outstanding as of August 31, 2015	419,852	340,352
Additional paid-in capital	3,341,837	3,341,837
Common stock to be issued	87,500	75,000
Accumulated deficit	(9,360,797)	(9,038,609)
Total stockholders' deficit	(5,511,588)	(5,281,400)
Total liabilities and stockholders' deficit	$701,136	$841,944

The accompanying notes are an integral part of the consolidated financial statements.

STREAMTRACK, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
 (unaudited)

	For the Three Months Ended February 29, 2016	For the Three Months Ended February 28, 2015	For the Six Months Ended February 29, 2016	For the Six Months Ended February 28, 2015

Revenues:
Advertising	$161,306	$209,286	$335,331	$518,394
Services	8,588	8,250	16,838	19,250
Total revenues	169,894	217,536	352,169	537,644

Costs of revenues:
Media network	87,287	86,001	157,553	191,583
Depreciation and amortization	-	9,340	-	77,986
Colocation services	7,564	38,334	13,700	76,668
Broadcaster commissions	16,032	21,804	27,562	66,935
Other costs	851	928	1,125	3,382
Total costs of revenues	111,734	156,407	199,940	416,554

Gross profit	58,160	61,129	152,229	121,090

Operating expenses:
Consulting fees	-	-	-	-
Professional fees	-	-	-	-
Product development	138	5,250	210	14,249
Officer compensation	25,000	10,499	50,000	58,499
Rents	-	-	-	-
Sales and marketing	7,050	36,129	12,798	76,978
Bad debts	-	-	-	-
Other expenses	254,169	221,150	535,664	438,509
Total operating expenses	286,357	273,028	598,672	588,235

Loss from operations	(228,197)	(211,899)	(446,443)	(467,145)

Other income (expense):
Other income (expense)	-	(30,224)	-	(56,681)
Interest expense (including accretion of debt discount of $123,486, $209,191, $246,976 and $331,760, respectively)	(204,306)	(300,178)	(423,814)	(495,305)
Gain on sale of co-location and domain	175,992	-	175,992	-
Loss on extinguishment	-	(66,537)	-	(66,537)
Change in fair value of derivatives	368,195	4,850,179	372,077	274,204
Total other income (expense)	339,881	4,453,240	124,255	(344,319)

Income (loss) before provision for income taxes	111,684	4,241,341	(322,188)	(811,464)

Provision for income taxes	-	-	-	-

Net income (loss)	$111,684	$4,241,341	$(322,188)	$(811,464)

Basic net income (loss) per common share attributable to common stockholders	$(0.00)	$0.01	$(0.00)	$-
Diluted net income (loss) per common share attributable to common stockholders	$(0.00)	$(0.00)	$(0.00)	$-
Weighted-average number of shares used in computing basic per share amounts	3,990,827,488	746,259,588	3,708,052,763	520,396,235
Weighted-average number of shares used in computing dilutive per share amounts	25,161,122,177	20,028,323,474	3,708,052,763	520,396,235

The accompanying notes are an integral part of the consolidated financial statements.

STREAMTRACK, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended February 29, 2016	For the Six Months Ended February 28, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(322,188)	$(811,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155,272	204,764
Re-measurement of derivative liabilities	(372,077)	(274,204)
Accretion of debt discount	246,976	331,760
Stock issued for services and finance fees	-	56,241
Amortization of finance fees	-	5,144
Gain on sale of co-location and domain	(175,992)	-
Loss on extinguishment of debt	-	66,537
Changes in operating assets and liabilities:
Accounts receivable	9,036	114,413
Prepaid expenses	(1,153)	6,347
Note receivable	-	-
Other current assets	-	(5,678)
Accounts payable and accrued expenses	(104,603)	209,187
Related party accrued liabilities	27,650	101,862
Net cash used in operating activities	(537,079)	4,909

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase or development of property and equipment	(19,503)	(308,114)
Proceeds from sale of co-location and domain	179,980	-
Other assets	-	(5,500)
Net cash used in investing activities	160,477	(313,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	-	115,000
Payments on related party notes payable	-	(89,284)
Note receivable	-	(5,250)
Proceeds from line of credit	285,934	12,390
Payments on capital lease	-	(4,500)
Proceeds from issuance of convertible promissory notes - related parties	85,000	261,750
Proceeds from sale of common stock / common stock to be issued	12,500	-
Net cash provided by financing activities	383,434	290,106

Change in cash and cash equivalents	6,832	(18,599)
Cash and cash equivalents, beginning of period	7,909	26,590
Cash and cash equivalents, end of period	$14,741	$7,991

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,728	$-
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Issuance of common stock for conversion of debt and accrued interest	$-	$130,576
Conversion of Series C preferred stock in common stock	$79,500	$-
Beneficial conversion feature recorded on convertible debt	$-	$938,614
Issuance of common stock for accounts payable	$-	$165,231
Increase in line of credit for facility fee	$2,500	$45,000

The accompanying notes are an integral part of the consolidated financial statements.

STREAMTRACK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business

StreamTrack, Inc. (the "Company") is a digital media and technology services company. The Company provides audio and video streaming and advertising services through its RadioLoyaltyTM Platform (the "Platform") to over 5,000 internet and terrestrial radio stations and other broadcast content providers. The Platform consists of a web-based and mobile player that manages streaming audio and video content, social media engagement, display and video ad serving within the web player and is also capable of replacing audio ads with video ads within the web player in a live or on-demand environment. The Company offers the Platform directly to its broadcasters and integrates or white labels its technologies with web-based internet radio guides and other web-based content providers. The Company is also developing Amped Fantasy and SportsAlert™, a fantasy sports product. The Company was incorporated as a Wyoming corporation on May 6, 2008.

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

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the six months ended February 29, 2016, the Company recorded an operating loss of $446,443 and a net loss of $322,188. As of February 29, 2016, the Company had a working capital deficit of $4,074,748, which excluding the derivative liability was $3,547,969. The net loss and negative working capital indicate substantial doubt about the Company's ability to continue as a going concern.

Management is confident but cannot guarantee that the Company will be able to raise additional capital in order to repay debts and continue operations. For fiscal 2016he Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others. The Company's normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management's business plan. Since inception and through the date of these financial statements, the Company has successfully raised a significant amount of capital through debt and equity offerings. The Company anticipates launching several new product offerings and initiating certain new significant partnerships during the fiscal year ending August 31, 2016. The Company anticipates those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. The Company will attempt to have its potential partners pay for the some of these costs but management cannot be certain that it will succeed in entering into such arrangements. Management may potentially make a business decision to move forward, delay, or cancel certain partnerships because of the Company's overall capital needs. Nonetheless, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan and become profitable. If the Company is unable to become profitable and achieve and sustain positive cash flow from operations, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including convertible debt instruments, preferred stock, restricted stock unit grants and detachable stock warrants. Basic and diluted net loss per share was the same for the six months ended February 29, 2016 and February 28, 2015 presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following is the calculation of dilutive shares for the three months ended February 29, 2016 and February 28, 2015:

	For the Three	For the Three
	Months Ended	Months Ended
	February 29,	February 25,
	2016	2015

Weighted-average common shares outstanding used in computing basic net income per share:	3,990,827,488	968,543,899
Common stock equivalents:
Creditor #2 Notes	7,113,490,910	7,310,800,000
Creditor #3 Notes	1,244,666,667	1,504,666,667
Vendor note	-	85,000,000
Convertible promissory notes	12,695,237,112	9,477,494,726
Series C Preferred Stock	116,900,000	681,818,182
Weighted-average common shares outstanding used in computing dilutive net income per share:	25,161,122,177	20,028,323,474

The following is the reconciliation of net income used in the calculation of the dilutive income per share for the three months ended February 29, 2016 and February 28, 2015:

	For the Three	For the Three
	Months Ended	Months Ended
	February 29,	February 28,
	2016	2015

Net income available to common stock holders:	$111,684	$4,241,341
Adjustments:
Accrued interest on convertible notes	28,320	128,113
Accretion of discount on convertible notes	123,486	331,760
Net income used in the calculation of the dilutive income per share:	$263,490	$4,701,214

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

2. Composition of Certain Financial Statement Captions

Property and Equipment

Property and equipment consisted of the following:

	February 29, 2016	August 31, 2015

Software	$1,805,483	$1,775,220
Servers, computers, and other related equipment	153,824	198,924
Leasehold improvements	1,675	1,675
	2,004,996	1,975,819
Less accumulated depreciation and amortization	(1,425,018)	(1,314,846)
Property and equipment, net	$535,964	$660,973

Depreciation expense totaled $155,272 and $204,764 for the six months ended February 29, 2016 and 2015, respectively. There have been no write-offs or impairments of property and equipment since the Company's inception on November 30, 2011.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	February 29, 2016	August 31, 2015

Accounts payable	$698,095	$751,129
Accrued interest	240,607	184,007
Accrued broadcaster commissions	90,510	92,304
Credit card	17,659	120,049
Accounts payable and accrued expenses	$1,037,871	$1,147,489

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 29, 2016 and August 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term in nature or they are payable on demand.

The fair value of these financial assets and liabilities was determined using the following inputs:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fair values as of February 29, 2016
Liabilities:
Derivative liabilities	$-	$526,779	-	$526,779

Total liabilities measured at fair value	$-	$526,779	-	$526,779

Fair values as of August 31, 2015
Liabilities:
Derivative liabilities	-	$898,856	-	$898,856

Total liabilities measured at fair value	$-	$898,856	-	$898,856

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

4. Asset Acquisition / Disposition

Asset Acquisitions

On April 24, 2015, the Company, entered into an Asset Purchase Agreement with Lux Digital Pictures GmbH Partners ("Lux") pursuant to which, the Company issued 800 shares of Series C Convertible Preferred Stock for the rights to various domains, source codes, etc related to Lux's Sports Alert and Amped Fantasy Sports products. The Company determined the price of the Series C issued to be $120,000 based upon the conversion value of $150 worth of common stock for each share of Series C. The Company recorded the value of the asset as software within property and equipment on the accompanying consolidated balance sheets. The Company capitalized the value of the Series C as the products received were near completion and needed limited modification prior to being placing into production. The expected life of the asset acquired was estimated to be 36 months.

Asset Disposition

On February 19, 2016, the Company, entered into and closed an Asset Purchase Agreement with Electric Lightwave, LLC ("Electric Lightwave"), a wholly owned subsidiary of Integra Telecom Holdings, Inc. pursuant to which, Electric Lightwave purchased from the Company certain assets related to the Company's data center located in Santa Barbara, including equipment and inventory, for a purchase price of $150,000. As of the date of the sale all the assets were fully depreciated. In connection with the transaction, the Company recorded a gain of $146,012, as rent deposit of $3,988 was transferred as part of the sale, which is recorded within gain on sale of co-location and domain on the accompanying statement of operations.

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

In connection with the settlement, during the six months ended February 28, 2015 the Company issued 223,423,000 shares of common stock to ASC in which gross proceeds of $221,472 were generated from the sale of the common shares. In connection with the transaction, ASC received fees of $56,681 and provided payments of $164,791 to settle outstanding vendor payables. There were no shares issued to ASC during the six months ended February 29, 2016. The remaining amount on the settlement of liabilities owed by the Company to ASC is in the aggregate amount of $151,290 as of February 29, 2016. The Company cannot reasonably estimate the amount of proceeds ASC expects to receive from the sale of these shares which will be used to satisfy the liabilities. Thus, the Company accounts for the transaction as the shares are sold and the liabilities are settled. All amounts are included within accounts payable. Shares which are held by ASC at each reporting period are accounted for as issued but not outstanding.

Legal Proceedings

The Company is potentially subject to various legal proceedings and claims arising in the ordinary course of its business. There are no pending legal proceedings against the Company as of the date of these financial statements.

6. Capital Lease

On March 22, 2013, the Company reached a settlement and release agreement with IBM Credit, LLC, ("IBM") the lessor associated with the Company's computer servers and software classified under capital lease. The balance owed to IBM as of March 22, 2013 was agreed to be $108,704. The Company agreed to make payments of $9,000 per month, with a final payment of $9,704 on March 1, 2014, in order to satisfy this balance. As of February 29, 2016 and August 31, 2015, the Company was in default of this agreement and the amount outstanding of $54,704 is reflected as a current liability on the accompanying consolidated balance sheets.

7. Related Party Transactions

The Company has only been operating since November 30, 2011. As a result, the Company has an extremely limited credit history. The Company's Chief Executive Officer, and the Chief Executive Officer of StreamTrack Media, Inc. (the "Executives") frequently use their personal credit cards to fund the Company's operations. If the Company did not have access to these credit cards, the Company would have to rely exclusively on external sources of capital. The Company's external sources of capital are not always readily available. As a result, in time-constrained circumstances, such use of personal credit cards is necessary until such time as the Company establishes its own credit-worthiness and is able to more readily accesssignificant credit.

The related party payable as of February 29, 2016 and August 31, 2015 consists of unpaid compensation and non-interest bearing cash advances and charges on personal credit lines made on behalf of the Company by the Executives. The balances owed to the Executives are not secured and are due on demand. Interest will be charged on these balances based upon effective credit card rates. During the three months ended February 28, 2015, the Executives converted a significant portion of amounts due to them for unpaid compensation and other advances to long-term convertible notes payable, see Note 8 for additional information. In addition, the Executives agreed to a temporary reduction in their annual salary from $240,000 to $50,000 per year for the period from December 1, 2014 to December 1, 2015. As of February 29, 2016 and August 31, 2015, amounts due to these Executive related to accrued compensation and advances were $187,310 and $159,660, respectively.

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

On January 22, 2016, the Company executed an addendum to the Lender Financing agreement whereby the maturity date has been extended to December 15, 2016 with interest calculated at Prime plus 15.25% per year. In the event the facility is (i) below $750,000 prior to March 15, 2016 the interest rate shall be Prime plus 12.5%; and (ii) below $500,000 prior to June 15, 2016 the interest rate shall be Prime plus 10%.

Vendor Convertible Note

On November 1, 2012, the Company issued a convertible note for $140,000 (the "Vendor Note") to a former Vendor ("Vendor"). The Vendor Note was immediately convertible into the Company's common stock at a 50% discount to the lowest bid price for the five days prior to the conversion date. As of August 31, 2015, the note was fully converted.

Creditor #2 Convertible Promissory Notes

In April 2014, the Creditor entered into an exchange agreement with another lender (the "Creditor #2") whereby the Creditor transferred the Creditor's notes and accrued interest to Creditor #2. In April, the Company entered into i) a note agreement for $284,560 representing amounts transferred from the Creditor; ii) two $125,000 notes in which the proceeds were received on the same date (collectively referred to as the "Creditor #2 Notes") with Creditor #2. The Creditor #2 Notes bear interest per year at 10.0%, payable six months after the issuance date and are convertible on the date of issuance based upon based upon a 45% discount to lowest trading price, for the 15 trading days prior to conversion. As a result, the lower the stock price at the time the Creditor #2 converts the Creditor #2 Notes, the more common shares the Creditor #2 will receive. There were no conversions during the six months ended February 29, 2016 and thus the remaining principal balance was $391,242 as of February 29, 2016 and August 31, 2015.

To the extent the Creditor #2 converts the Creditor #2 Notes and then sells its common stock, the market price of the common stock may decrease due to the additional shares in the market. This could allow the Creditor #2 to receive greater amounts of common stock upon conversion. The sale of each share of common stock could further depress the stock price. Due to the floating conversion price of the notes, the Company does not know the exact number of shares that the Creditor #2 may be issued upon conversion. The shares issuable upon conversion of the Creditor #2 Notes may result in substantial dilution to the interests of the Company's other shareholders. In this regard, even though the investor may not hold shares amounting to more than 9.99% of the outstanding shares at one time, this restriction does not prevent the investor from selling some of its holdings and then receiving additional shares. In this way, the investor could sell more than the 9.99% limit while never holding more than the limit.

During the six months ended February 28, 2015, the Company amortized a discount of $62,500 to interest expense. As of August 31, 2015, the discount was fully amortized.

Creditor #3 Convertible Promissory Note

In December 2014, a convertible promissory note holder ("Holder") entered into an exchange agreement with another lender (the "Creditor #3") whereby the Holder transferred the Holder's notes and accrued interest to Creditor #3. In December 2014, the Company entered into a note agreement for $150,000 representing the principal amount transferred from the Holder. The Creditor #3 Note bears interest per year at 10.0%, due on August 22, 2015 and is convertible on the date of issuance based upon based upon a 25% discount to lowest trading price, for the 5 trading days prior to conversion. As a result, the lower the stock price at the time the Creditor #3 converts the Creditor #3 Notes, the more common shares the Creditor #3 will receive. There were no conversions during the six months ended February 29, 2016 and thus the remaining principal balance was $93,350 as of February 29, 2016 and August 31, 2015.

To the extent the Creditor #3 converts the Creditor #3 Note and then sells its common stock, the market price of the common stock may decrease due to the additional shares in the market. This could allow the Creditor #3 to receive greater amounts of common stock upon conversion. The sale of each share of common stock could further depress the stock price. Due to the floating conversion price of the notes, the Company does not know the exact number of shares that the Creditor #3 may be issued upon conversion. The shares issuable upon conversion of the Creditor #3 Note may result in substantial dilution to the interests of the Company's other shareholders. In this regard, even though the investor may not hold shares amounting to more than 4.99% of the outstanding shares at one time, this restriction does not prevent the investor from selling some of its holdings and then receiving additional shares. In this way, the investor could sell more than the 4.99% limit while never holding more than the limit.

Upon issuance, the Company recorded a discount of $150,000 due to the derivative liability, as discussed below in Note 9, having a fair market value in excess of the principal amount of the convertible note. As of August 31, 2015, the discount was fully amortized.

Convertible Promissory Notes

As of February 29, 2016 and August 31, 2015, the Company has outstanding 38 and 33 convertible promissory notes respectively issued between December 2011 and September 2015. The convertible promissory notes bear interest at either 4% or 8% per year and are due in full, including principal and interest, two-three years from the issuance date ranging from August 2014 to February 2018. The convertible promissory notes also include a conversion option whereby the holders may elect at any time to convert any portion or the entire balance into the Company's common stock at conversion prices ranging from $0.0001 to $1.25. There were no transactions in which impacted the convertible notes payable during the six months ended February 29, 2016, other than the accrual of interest. As of February 29, 2016 and August 31, 2015, the balance of convertible notes payable was $1,702,120 and $1,615,120 respectively.

As of February 29, 2016 and August 31, 2015, convertible promissory notes outstanding of $1,153,964 and $1,068,964 respectively, are held by related parties. These related parties consist of the Company's officers, former officers, significant shareholders or entities controlled by these individuals. As of February 29, 2016 and August 31, 2015, $928,464 and $197,850, respectively, of these notes were included within the current portion of convertible promissory notes on the accompanying balance sheet as the note was due within one year of the balance sheet.

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

The discounts are amortized over the term of the convertible promissory note using the straight line method. The amortized value for each period is recorded as an offset against the debt discount on the balance sheet, classified as interest expense. During the six months ended February 29, 2016 and 2015, $246,976 and $191,755 of the discounts were amortized to interest expense, respectively. As of February 29, 2016, $370,811 discounts remained which will be expensed in fiscal 2016 through 2018.

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

On February 29, 2016, the Company re-measured the derivative liability using the input attributes below and determined the value to be $351,191 of which $255,507 was classified as income within "change in fair value of derivatives" and was recorded for the six months ended February 29, 2016 in the statement of operations.

	February 29,	August 31,
	2016	2015
Expected life (in years)	0.50	0.50
Balance of note outstanding	$391,242	$391,242
Stock price	$0.0001	$0.0001
Effective conversion price	$0.00005	$0.00005
Shares issuable upon conversion	7,113,490,909	7,113,490,909
Risk-free interest rate	0.49%	0.50%
Expected volatility	90.00%	361.00%
Expected dividend yield	-	-

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

On February 29, 2016, the Company re-measured the derivative liability using the input attributes below and determined the value to be $45,494 of which $57,315 was classified as income within "change in fair value of derivatives" and was recorded for the six months ended February 29, 2016 in the statement of operations.

	February 29,	August 31,
	2016	2015
Expected life (in years)	0.50	0.50
Balance of note outstanding	$93,350	$93,350
Stock price	$0.0001	$0.0001
Effective conversion price	$0.000075	$0.000075
Shares issuable upon conversion	1,244,666,667	1,244,666,667
Risk-free interest rate	0.49%	0.50%
Expected volatility	90.00%	361.00%
Expected dividend yield	-	-

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

On February 29, 2016, the Company re-measured the derivative liability using the input attributes below and determined the value to be $82,625 of which $40,941 was classified as income within "change in fair value of derivatives" and was recorded for the six months ended February 29, 2016 in the statement of operations.

	February 29,	August 31,
	2016	2015
Expected life (in years)	0.90	1.40
Balance of note outstanding	$114,350	$114,350
Stock price	$0.0001	$0.0001
Effective conversion price	$0.00009	$0.00009
Shares issuable upon conversion	1,270,555,556	1,270,555,556
Risk-free interest rate	0.62%	0.50%
Expected volatility	189.00%	369.00%
Expected dividend yield	-	-

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

On February 29, 2016, the Company re-measured the derivative liability using the input attributes below and determined the value to be $47,472 of which $18,312 was classified as income within "change in fair value of derivatives" and was recorded for the six months ended February 29, 2016 in the statement of operations.

	February 29,	August 31,
	2016	2015
Expected life (in years)	1.17	1.40
Balance of note outstanding	$56,806	$56,806
Stock price	$0.0001	$0.0001
Effective conversion price	$0.000085	$0.000085
Shares issuable upon conversion	668,305,882	668,305,882
Risk-free interest rate	0.62%	0.50%
Expected volatility	189.00%	369.00%
Expected dividend yield	-	-

10. Stockholders' Equity

Series A Preferred Stock

Each share of Series A Preferred Stock has voting rights equal to the voting equivalent of the common stock into which it is convertible at the time of the vote. The holders of the Series A Preferred Stock are not entitled to dividends. The Series A Preferred Stock has no preferential rights to the Company's common stock and will share in any liquidation proceeds with the common stock on an as converted basis. No shares of Series A Preferred Stock are outstanding as of February 29, 2016.

Series B Preferred Stock

On October 25, 2013, the Company filed a Certificate of Designation of Series B Preferred Stock (the "Series B Certificate of Designation") with the Secretary of State of Wyoming. Pursuant to the Series B Certificate of Designation, the Company designated 200,000 shares of its blank check preferred stock as Series B Preferred Stock. The Series B Preferred Stock ranks senior to the common stock, Series A Preferred Stock and any subsequently created series of preferred stock that does not expressly rank pari passu with or senior to the Series B Preferred Stock (the "Junior Stock"). The Series B Preferred Stock is not be entitled to dividends. In the event of a liquidation, the Series B Preferred Stock will be entitled to a payment of the Stated Value of $1.00 per share prior to any payments being made in respect of the Junior Stock. Each share of Series B Preferred Stock entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each share of Series B Preferred Stock entitles the holder to cast such number of votes equal to 0.000255% of the total number of votes entitled to be cast. Effective upon the closing of a Qualified Financing, all issued and outstanding shares of Series B Preferred Stock will automatically convert into common stock in an amount determined by dividing the product of the number of shares being converted and the Stated Value by the Conversion Price. The Conversion Price will be equal to the price per share of the common stock sold under the Qualified Financing (or, if the Qualified Financing involves the sale of securities convertible into common stock, by the conversion price of such convertible securities). A "Qualified Financing" is defined as the sale by the Company in a single offering of common stock or securities convertible into common stock for gross proceeds of at least $5,000,000.

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

See below and Note 4 for discussion related to additional issuances of Series C.

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

During the six months ended February 29, 2016, 110 shares of Series C with a value of $79,500 were converted into 795,000,000 shares of common stock.

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

As of February 29, 2016, the Company has a total of 225,000 detachable stock warrants outstanding. The warrants have a three-year term and are exercisable into the Company's common stock at an exercise price of $0.41 per share.

11. Subsequent Events

In accordance with ASC 855-10, we have analyzed our operations subsequent to February 29, 2016 to the date of these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed below.

Subsequent to February 29, 2016, 630,000,000 shares of common stock were issued in connection with the conversion of 420 shares of preferred stock.

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

Overview

StreamTrack, Inc. ("StreamTrack," or the "Company") is a digital media and technology services company. The Company provides audio and video streaming and advertising services through the RadioLoyaltyTM Platform (the "Platform") to a global group of over 5,000 internet and terrestrial radio stations and other broadcast content providers. We are also developing Robot Fruit, which is intended to be a powerful marketing tool that combines a mobile app creation platform, customer loyalty program, and content management system into an instant and measurable marketing engine for businesses. The Company is also continuing development of StreamTrak, designed to enable fans, artists, bands, music publishers and record labels to distribute, discover, create and share content.In addition, the Company through ampedfantasy.com has entered the rapidly growing daily fantasy sports industry. The Amped Fantasy brand will offer diverse contests to attract fans of all kinds. The mobile and web offering which is under development will include, but not be limited to free and paid daily, weekly, pick'em, salary cap, flex or customized roster and guaranteed prize or payout contests. Fantify which is under development, is a fully customizable daily fantasy sports and private label fantasy sports technology platform. Once venues signup for Fantify and setup a contest, they will be able to invite new or existing customers, and award prizes. It will be free to play for customers to win prizes, compete against friends and others, feel closer to the real life game, and all with no season-long commitment. Through sportsalert.com the Company owns a subscriber based alert system for various sports with over 100,000 registered users. Users can choose whether they want score updates sent to their mobile phone or email, customizable by sport and events.

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

Advertising revenue constitutes the majority of our total revenue, representing 95% of total revenue for the six months ended February 29, 2016. We anticipate this trend will continue and our revenues will be generated primarily from advertising. Our advertising revenue for the six months ended February 29, 2016 was almost entirely derived from advertising delivered on desktop devices.

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

The Company's WatchThis™ software consists of a web or television-based player that manages streaming audio and video content, social media engagement, display and video ad serving within the player and is also capable of tagging merchandise within the content and providing the viewer with the opportunity to select and purchase the merchandise. The technology operates in a live or on demand environment.

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

In November 2013, we completed an asset purchase of RobotFruit, a mobile loyalty and application platform. Robot Fruit provides a complete software as a service, or SAAS, based mobile platform for publishers and content owners to directly sell their mobile web and in-app ad inventory on leading mobile devices. The platform is a self-service mobile loyalty and development platform that has an easy to use interface which enables station owners, content owners, business owners, artists and bands to quickly deploy in HTML5, native iOS and Android based application environments. We anticipate making the technology available to broadcasters, content owners and artists in the coming months.

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

Key Metrics:

We track listener hours because we believe it is the best key indicator of the growth of our Platform business. Revenues from advertising through our Platform represented substantially all of our revenues for the six months ended February 29, 2016. We also track the number of active users on our Platform as well as the RadioLoyaltyTM app as indicators of the size and quality of our audience, which are particularly important to potential advertisers.

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

Comparison of the Six Months Ended February 29, 2016 and February 28, 2015

	For the Six Months Ended February 29, 2016	For the Six Months Ended February 28, 2015
Revenue:
Advertising	$335,331	$518,394
Services	16,838	19,250
Total revenue	$352,169	$537,644

Revenues for the six months ended February 29, 2016 and February 28, 2015, totaled $352,169 and $537,644 respectively. The period over period decline can be attributed to several factors. Video revenue decreased for the three month period year over year by $20,557 attributable to overall industry technical changes and ad related errors including Vpaid errors, ad response times, increased latency, creative errors and creative load time. Tighter buying criteria by Customers as a result of quality scoring from companies such as Integral Ad Science, Doubleverify and ForensIQ also reduced buys from some Customers. Display revenue decreased for the three month period year over year by $27,290.

	For the Six Months Ended February 29, 2016	For the Six Months Ended February 28, 2015
Costs of revenues:
Media network	$157,553	$191,583
Depreciation and amortization	-	77,986
Colocation services	13,700	76,668
Broadcaster commissions	27,562	66,935
Other	1,125	3,382
Total costs of revenue	$199,940	$416,554

Costs of revenues for the six months ended February 29, 2016 and February 28, 2015 totaled $199,940 and $416,554, respectively. We incurred substantial media network costs associated with the distribution of our content across a variety of advertising networks. Our costs of distributing our content will proportionally decrease dramatically as we reach scale. Amortization of the software that powers the Platform accounted for the majority of the depreciation recorded during 2014. In order to operate the RadioLoyaltyTM online broadcasting platform, RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we shifted our business to primarily utilize ASW's cloud. We refer to these costs as colocation services. Our advertising sales arrangements with over 5,000 RadioLoyaltyTM stations facilitate us paying the broadcasters a monthly revenue sharing fee or license fee in exchange for advertising inventory around their content and listenership. We refer to these costs as broadcaster commissions in the event that we purchase the ad inventory. Other costs of sales include depreciation associated with computer servers, streaming costs, adserving costs, and various application technologies that support our primary product offerings.

	For the Six Months Ended February 29, 2016	For the Six Months Ended February 28, 2015
Operating expenses:
Product development	$210	$14,249
Officer compensation	50,000	58,499
Sales and marketing	12,798	76,978
Other	535,664	438,509
Total operating expenses	$598,672	$588,235

Operating expenses for the six months ended February 29, 2016 and February 28, 2015 totaled $598,672 and $588,235, respectively. We have a broad-based business strategy to acquire more broadcasters directly, enter into joint ventures, revenue sharing arrangements or similar contracts with internet radio station guides (aggregators), and consider mergers and acquisition targets on an ongoing basis. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio including the Robot Fruit, StreamTrak, Amped Fantasy, Fantify, SportsAlert and mobile technology. We expect these costs to increase in the current fiscal year. Marketing and sales costs included compensation for our sales staff and various internet marketing-related costs. Rents were primarily related to three leases we are obligated under for our Santa Barbara, California office. Officer compensation related to a variety of accruals to the two primary executives that operate our business. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

	For the Six Months Ended February 29, 2016	For the Six Months Ended February 28, 2015
Other income (expenses):
Other income (expense)	$-	$(56,681)
Interest expense	(176,838)	(163,545)
Interest expense – accretion	(246,976)	(331,760)
Loss on extinguishment	-	(66,537)
Gain on sale of co-location and domain	175,992	-
Change in fair value of derivatives	372,077	274,204
Total other income (expenses)	$124,255	$(344,319)

Other (expense) income for the six months ended February 29, 2016 and February 28, 2015, totaled $124,255 and $(344,319), respectively. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit, among others. We recorded the amortization of various debt discounts associated with our convertible promissory notes. The discounts are the result of derivative liabilities which are recorded due to the variability of the notes' conversion price. The derivative liabilities have to be re-measured as of each reporting date. For the six months ended February 29, 2016 and February 28, 2015, the re-measurement resulted in a gain (loss) on change in fair value of derivative liabilities of $372,077 and $274,204, respectively. During the six months ended February 29, 2016 and February 28, 2015, the Company's stock price decreased substantially from August 31, 2015 and 2014 which impacted the valuation of the derivative liabilities.

We did not generate taxable profits for the six months ended February 29, 2016 and February 28, 2015, respectively. As a result, no provision for income taxes was recorded during either period.

Comparison of the Three Months Ended February 29, 2016 and February 28, 2015

	For the Three Months Ended February 29, 2016	For the Three Months Ended February 28, 2015
Revenue:
Advertising	$161,306	$209,286
Services	8,588	8,250
Total revenue	$169,894	$217,536

Revenues for the three months ended February 29, 2016 and February 28, 2015, totaled $169,894 and $217,536 respectively. The period over period decline can be attributed to several factors. Video revenue decreased for the three month period year over year by $20,557 attributable to overall industry technical changes and ad related errors including Vpaid errors, ad response times, increased latency, creative errors and creative load time. Tighter buying criteria by Customers as a result of quality scoring from companies such as Integral Ad Science, Doubleverify and ForensIQ also reduced buys from some Customers. Display revenue decreased for the three month period year over year by $27,290.

	For the Three Months Ended February 29, 2016	For the Three Months Ended February 28, 2015
Costs of revenues:
Media network	$87,287	$86,001
Depreciation and amortization	-	9,340
Colocation services	7,564	38,334
Broadcaster commissions	16,032	21,804
Other	851	928
Total costs of revenue	$111,734	$156,407

Costs of revenues for the three months ended February 29, 2016 and February 28, 2015 totaled $111,734 and $156,407, respectively. We incurred substantial media network costs associated with the distribution of our content across a variety of advertising networks. Our costs of distributing our content will proportionally decrease dramatically as we reach scale. In order to operate the RadioLoyaltyTM online broadcasting platform, RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we shifted our business to primarily utilize ASW's cloud. We refer to these costs as colocation services. Our advertising sales arrangements with over 5,000 RadioLoyaltyTM stations facilitate us paying the broadcasters a monthly revenue sharing fee or license fee in exchange for advertising inventory around their content and listenership. We refer to these costs as broadcaster commissions in the event that we purchase the ad inventory. Other costs of sales include depreciation associated with computer servers, streaming costs, adserving costs, and various application technologies that support our primary product offerings.

	For the Three Months Ended February 29, 2016	For the Three Months Ended February 28, 2015
Operating expenses:
Product development	$138	$5,250
Officer compensation	25,000	10,499
Sales and marketing	7,050	36,129
Other	254,169	221,150
Total operating expenses	$286,357	$273,028

Operating expenses for the three months ended February 29, 2016 and February 28, 2015 totaled $286,357 and $273,028, respectively. We have a broad-based business strategy to acquire more broadcasters directly, enter into joint ventures, revenue sharing arrangements or similar contracts with internet radio station guides (aggregators), and consider mergers and acquisition targets on an ongoing basis. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio including the Robot Fruit, StreamTrak, Amped Fantasy, Fantify, SportsAlert and mobile technology. We expect these costs to increase in the current fiscal year. Marketing and sales costs included compensation for our sales staff and various internet marketing-related costs. Rents were primarily related to three leases we are obligated under for our Santa Barbara, California office. Officer compensation related to a variety of accruals to the two primary executives that operate our business. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

	For the Three Months Ended February 29, 2016	For the Three Months Ended February 28, 2015
Other income (expenses):
Other income (expense)	$-	$(30,224)
Interest expense	(80,820)	(90,987)
Interest expense – accretion	(123,486)	(209,191)
Loss on extinguishment	-	(66,537)
Gain on sale of co-location and domain	175,992	-
Change in fair value of derivatives	368,195	4,850,179
Total other income (expenses)	$339,881	$4,453,240

Other (expense) income for the three months ended February 29, 2016 and February 28, 2015, totaled $339,881 and $4,453,240, respectively. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit, among others. We recorded the amortization of various debt discounts associated with our convertible promissory notes. The discounts are the result of derivative liabilities in which are recorded due to the variability of the notes conversion price. The derivative liabilities have to be re-measured as of each reporting date. For the three months ended February 29, 2016 and February 28, 2015, the re-measurement resulted in a gain (loss) on change in fair value of derivative liabilities of $368,195 and $4,850,179, respectively. During the three months ended February 29, 2016 and February 28, 2015 the Company's stock price decreased substantially from August 31, 2015 and 2014 which impacted the valuation of the derivative liabilities.

Liquidity and Capital Resources

As of February 29, 2016 we had cash totaling $14,741. We had net a working capital deficit of $4,074,748 as of February 29, 2016, compared to a net working capital deficit of $3,684,709 as of August 31, 2015. Our principal uses of cash during the six months ending February 29, 2016 were funding our operations.

Going Concern

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the six months ended February 29, 2016, the Company recorded an operating loss of $446,443 and a net loss of $322,188. As of February 29, 2016, the Company had a working capital deficit of $4,074,748, which excluding the derivative liability was $3,547,969, indicating substantial doubt regarding the Company's ability to continue as a going concern.

Management is confident but cannot guarantee that the Company will be able to raise capital in order to repay debts and continue operations. During the year ending August 31, 2016, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others. The Company's normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management's business plan. Additionally, the Company is currently in default on its capital lease, as a result of which, the lessor may decide to take back its equipment. The Company has replaced its use of the equipment with ASW's cloud so if the lessor decides to take back its equipment the operational impact would be minimal. Since inception and through February 29, 2016, the Company has successfully raised a significant amount of capital. However, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to become profitable. If the Company is unable to become profitable or generate positive cash flow, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Working Capital Related Party Financing

The Company has only been operating since November 30, 2011. As a result, the Company has an extremely limited credit history. The Company's Chief Executive Officer, and the Chief Executive Officer of StreamTrack Media, Inc. frequently use their personal credit cards to fund the Company's operations. If the Company did not have access to these credit cards, the Company would have to rely exclusively on external sources of capital, which are not always readily available. As a result, in time-constrained circumstances, such use of personal credit cards is necessary until such time as the Company establishes its credit-worthiness and is more readily able to access significant credit.

Capital Expenditures

Based on current estimates, we believe that our anticipated capital expenditures will be adequate to implement our current plans.

Historical Trends

The following table summarizes our cash flow data for the six months ended February 29, 2016 and February 28, 2015.

	For the Six Months Ended February 29, 2016	For the Six Months Ended February 28, 2015

Net cash provided by (used in) operating activities	$(537,079)	$4,909
Net cash used in investing activities	160,477	(313,614)
Net cash provided by financing activities	383,434	290,106

Cash flow provided by (used in) operating activities totaled ($537,079) for the six months ended February 29, 2016, compared to $4,909 used for the six months ended February 28, 2015. Operating cash flow was negative as we continued operations and a focused effort on product development and efforts towards certain potential significant partnerships with third parties within the digital media industry.

Cash flow used in (provided by) investing activities totaled $160,477 for the six months ended February 29, 2016, compared to ($313,614) for the six months ended February 28, 2015. The increase in cash provided by activities relates to the sale of our co-location and related assets in which $150,000 in proceeds were received.

Cash flow provided by financing activities totaled $383,434 for the six months ended February 29, 2016, compared to $290,106 for the six months ended February 28, 2015. We raised substantial capital through the issuance of convertible promissory notes, net proceeds from the line of credit, and advances from related our primary executive officers during the six months ended February 29, 2016 and 2015, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (Principal Executive and Financial Officer); of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer (Principal Executive and Financial Officer) concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer (Principal Executive and Financial Officer), to allow timely decisions regarding required disclosure.

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

STREAMTRACK, INC.

Date: April 14, 2016	By:	/s/ Michael Hill
	Name:	Michael Hill
	Title:	Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

