Form 10-Q
period 2016-05-31
STREAMTRACK, INC.
filed 2016-07-20
CIK 1442376

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

At July 12, 2016, there were 4,190,265,983 shares of the Company's common stock outstanding.

PART I

Item 1. Financial Statements (unaudited)

StreamTrack, Inc.

Condensed Consolidated Balance Sheets

 (unaudited)

	As of May 31, 2016	As of August 31, 2015
Assets:
Current assets
Cash	$13,867	$7,909
Accounts receivable, net of allowances of $6,000 and $6,000, respectively	92,987	114,253
Prepaid expenses	2,995	2,196
Total current assets	109,849	124,358
Property and equipment, net	403,856	660,973
Other assets
Other assets	34,722	56,613
Total other assets	34,722	56,613
Total assets	$548,427	$841,944

Liabilities and Stockholders' Deficit
Current liabilities
Account payable and accrued expenses	$1,153,259	$1,147,249
Line of credit	933,926	610,950
Derivative liabilities embedded within convertible notes payable	460,789	898,856
Capital lease payable - in default	54,704	54,704
Related party payables	228,120	159,660
Convertible notes payable, net of discount of $39,004 and $19,794, respectively	921,519	739,798
Related party convertible notes payable, net of discount of $161,451 and $0, respectively	777,013	197,850
Total current liabilities	4,529,330	3,809,067
Long term liabilities
Convertible notes payable, net of discount of $46,869 and $155,249, respectively	28,131	115,907
Related party convertible notes payable, net of discount of $0 and $442,744, respectively	215,500	428,370
Total long term liabilities	243,631	544,277
Total liabilities	4,772,961	4,353,344

Series C preferred stock; $0.0001 par value; 20,000 shares authorized; 11,270 and 11,800 shares issued and outstanding as of May 31, 2016 and August 31, 2015	1,690,500	1,770,000

Commitments and contingencies (Note 5)
Stockholders' Deficit:
Series A preferred stock; $0.0001 par value; 100 shares authorized; 0 shares issued and outstanding as of May 31, 2016 and August 31, 2015	-	-
Series B preferred stock; $0.0001 par value; 200,000 shares authorized; 200,000 shares issued and outstanding as of May 31, 2016 and August 31, 2015	20	20
Common stock, $0.0001 par value; Unlimited shares authorized at May 31, 2016 and August 31, 2015; 4,198,519,796 shares issued and outstanding at May 31, 2016; 3,403,519,796 shares issued and outstanding as of August 31, 2015	419,852	340,352
Additional paid-in capital	3,341,837	3,341,837
Common stock to be issued	87,500	75,000
Accumulated deficit	(9,764,243)	(9,038,609)
Total stockholders' deficit	(5,915,034)	(5,281,400)
Total liabilities and stockholders' deficit	$548,427	$841,944

The accompanying notes are an integral part of the condensed consolidated financial statements.

 StreamTrack, Inc.

Condensed Consolidated Statements of Operations

 (unaudited)

	For the Three Months Ended May 31, 2016	For the Three Months Ended May 31, 2015	For the Nine Months Ended May 31, 2016	For the Nine Months Ended May 31, 2015
Revenues:
Advertising	$120,041	$203,189	$455,372	$721,583
Services	-	8,250	16,838	27,500
Total revenues	120,041	211,439	472,210	749,083

Costs of revenues:
Media network	73,008	89,008	230,561	280,591
Depreciation and amortization	-	-	-	77,986
Colocation services	6,847	39,669	20,547	116,337
Broadcaster commissions	12,289	22,667	39,851	89,602
Other costs	99	(191)	1,224	3,191
Total costs of revenues	92,243	151,153	292,183	567,707

Gross profit	27,798	60,286	180,027	181,376

Operating expenses:
Product development	-	3,445	210	17,694
Officer compensation	25,000	7,825	75,000	66,324
Sales and marketing	6,177	11,771	18,975	88,749
Other expenses	270,193	241,786	805,857	680,295
Total operating expenses	301,370	264,827	900,042	853,062

Loss from operations	(273,572)	(204,541)	(720,015)	(671,686)

Other income (expense):
Other income (expense)	-	(444)	-	(57,126)
Interest expense (including accretion of debt discount of $123,487, $308,135, $370,463 and $639,895, respectively)	(195,864)	(409,812)	(619,678)	(905,117)
Gain on sale of co-location and domain	-	-	175,992	-
Loss on extinguishment	-	(35,025)	-	(101,562)
Loss on settlements	-	(1,574,848)	-	(1,574,848)
Change in fair value of derivatives	65,990	47,757	438,067	321,961
Total other income (expense)	(129,874)	(1,972,372)	(5,619)	(2,316,692)

Loss before provision for income taxes	(403,446)	(2,176,913)	(725,634)	(2,988,378)

Provision for income taxes	-	-	-

Net loss	$(403,446)	$(2,176,913)	$(725,634)	$(2,988,378)

Basic net income (loss) per common share attributable to common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted net income (loss) per common share attributable to common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted-average number of shares used in computing basic per share amounts	4,198,519,796	2,049,228,223	4,109,920,895	1,035,812,512
Weighted-average number of shares used in computing dilutive per share amounts	4,198,519,796	2,049,228,223	4,109,920,895	1,035,812,512

The accompanying notes are an integral part of the condensed consolidated financial statements.

StreamTrack, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended May 31, 2016	For the Nine Months Ended May 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(725,634)	$(2,988,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288,916	267,871
Re-measurement of derivative liabilities	(438,067)	(321,961)
Accretion of debt discount	370,463	639,895
Stock issued for services and finance fees	-	10,134
Amortization of finance fees	-	12,844
Gain on sale of co-location and domain	(175,992)	-
Loss on Settlements		1,574,848
Loss on extinguishment of debt	-	101,562
Changes in operating assets and liabilities:
Accounts receivable	21,266	155,157
Prepaid expenses	(799)	10,558
Other current assets	-	(7,378)
Accounts payable and accrued expenses	10,785	248,775
Related party accrued liabilities	68,460	125,460
Net cash used in operating activities	(580,602)	(170,613)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase or development of property and equipment	(21,039)	(357,967)
Proceeds from sale of co-location and domain	179,980	-
Other assets	7,143	(5,500)
Net cash provided by (used in) investing activities	166,084	(363,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	-	181,459
Payments on related party notes payable	-	(89,284)
Note receivable	-	(7,875)
Proceeds from line of credit	322,976	36,129
Payments on capital lease	-	(9,000)
Proceeds from issuance of convertible promissory notes - related parties	85,000	261,750
Fees paid to ASC under settlement	-	59,311
Proceeds from sale of common stock / common stock to be issued	12,500	75,000
Net cash provided by financing activities	420,476	507,490

Change in cash and cash equivalents	5,958	(26,590)
Cash and cash equivalents, beginning of period	7,909	26,590
Cash and cash equivalents, end of period	$13,867	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,728	$-
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Issuance of common stock for conversion of debt and accrued interest	$-	$304,778
Conversion of Series C preferred stock in common stock	$79,500	$-
Beneficial conversion feature recorded on convertible debt	$-	$938,614
Issuance of common stock for accounts payable	$-	$172,414
Increase in line of credit for facility fee	$2,500	$-
Assets acquired with Series C preferred stock	$-	$120,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

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

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  For the nine months ended May 31, 2016, the Company recorded an operating loss of $720,015 and a net loss of $725,634. As of May 31, 2016, the Company had a working capital deficit of $3,958,692, which excluding the derivative liability was $460,789. The net loss and negative working capital indicate substantial doubt about the entity's ability to continue as a going concern.

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

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including convertible debt instruments, preferred stock, restricted stock unit grants and detachable stock warrants. Basic and diluted net loss per share was the same for the nine months ended May 31, 2016 and 2015 presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

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

In August 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued.2 An entity must provide certain disclosures if "conditions or events raise substantial doubt about the entity's ability to continue as a going concern." The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

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

2. Composition of Certain Financial Statement Captions

Property and Equipment

Property and equipment consisted of the following:

	May 31, 2016	August 31, 2015

Software	$1,807,019	$1,775,220
Servers, computers, and other related equipment	153,824	198,924
Leasehold improvements	1,675	1,675
	1,962,518	1,975,819
Less accumulated depreciation and amortization	(1,558,662)	(1,314,846)
Property and equipment, net	$403,856	$660,973

Depreciation expense totaled $288,916 and $267,871 for the nine months ended May 31, 2016 and 2015, respectively.  There have been no write-offs or impairments of property and equipment since the Company's inception on November 30, 2011.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	May 31, 2016	August 31, 2015

Accounts payable	$751,578	$751,129
Accrued interest	269,817	184,007
Accrued broadcaster commissions	94,862	92,304
Credit card	37,002	120,049
Accounts payable and accrued expenses	$1,153,259	$1,147,489

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2016 and August 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term in nature or they are payable on demand.

The fair value of these financial assets and liabilities was determined using the following inputs:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Fair values as of May 31, 2016
Liabilities:
Derivative liabilities	$-	$460,789	-	$460,789

Total liabilities measured at fair value	$-	$460,789	-	$460,789

Fair values as of August 31, 2015
Liabilities:
Derivative liabilities	-	$898,856	-	$898,856

Total liabilities measured at fair value	$-	$898,856	-	$898,856

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

In connection with the settlement, during the nine months ended May 31, 2015 the Company issued 336,993,000 shares of common stock to ASC in which gross proceeds of $231,725 were generated from the sale of the common shares. In connection with the transaction, ASC received fees of $59,311 and provided payments of $172,414 to settle outstanding vendor payables. There were no shares issued to ASC during the nine months ended May 31, 2016. The remaining amount on the settlement of liabilities owed by the Company to ASC is in the aggregate amount of $151,290 as of May 31, 2016. The Company cannot reasonably estimate the amount of proceeds ASC expects to receive from the sale of these shares which will be used to satisfy the liabilities. Thus, the Company accounts for the transaction as the shares are sold and the liabilities are settled. All amounts are included within accounts payable. Shares which are held by ASC at each reporting period are accounted for as issued but not outstanding.

Legal Proceedings

The Company is potentially subject to various legal proceedings and claims arising in the ordinary course of its business. There are no pending legal proceedings against the Company as of the date of these financial statements.

6. Capital Lease

On March 22, 2013, the Company reached a settlement and release agreement with IBM Credit, LLC, ("IBM") the lessor associated with the Company's computer servers and software classified under capital lease. The balance owed to IBM as of March 22, 2013 was agreed to be $108,704. The Company agreed to make payments of $9,000 per month, with a final payment of $9,704 on March 1, 2014, in order to satisfy this balance. As of May 31, 2016 and August 31, 2015, the Company was in default of this agreement and the amount outstanding of $54,704 is reflected as a current liability on the accompanying consolidated balance sheets.

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

The related party payable as of May 31, 2016 and August 31, 2015 consists of unpaid compensation and non-interest bearing cash advances and charges on personal credit lines made on behalf of the Company by the Executives. The balances owed to the Executives are not secured and are due on demand. Interest will be charged on these balances based upon effective credit card rates. During the nine months ended May 31, 2015, the Executives converted a significant portion of amounts due to them for unpaid compensation and other advances to long-term convertible notes payable, see Note 8 for additional information. In addition, the Executives agreed to a temporary reduction in their annual salary from $240,000 to $50,000 per annum for the period from December 1, 2014 to December 1, 2015. As of May 31, 2016 and August 31, 2015, amounts due to these Executive related to accrued compensation and advances were $227,668 and $159,660, respectively.

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

On January 22, 2016, the Company executed an addendum to the Lender Financing agreement whereby the maturity date has been extended to December 15, 2016 with interest calculated at Prime plus 15.25% per annum. In the event the facility is below $750,000 prior to March 15, 2016 the interest rate shall be Prime plus 12.5%; below $500,000 prior to June 15, 2016 the interest rate shall be Prime plus 10%.

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

Creditor #2 Convertible Promissory Notes

In April 2014, the Creditor entered into an exchange agreement with another lender (the "Creditor #2") whereby the Creditor transferred the Creditor's notes and accrued interest to Creditor #2. In April, the Company entered into i) a note agreement for $284,560 representing amounts transferred from the Creditor; ii) two $125,000 notes in which the proceeds were received on the same date (collectively referred to as the "Creditor #2 Notes") with Creditor #2. The Creditor #2 Notes bear interest per annum at 10.0%, payable six months after the issuance date and are convertible on the date of issuance based upon based upon a 45% discount to lowest trading price, for the 15 trading days prior to conversion. As a result, the lower the stock price at the time the Creditor #2 converts the Creditor #2 Notes, the more common shares the Creditor #2 will receive. There were no conversions during the nine months ended May 31, 2016 and thus the remaining principal balance was $391,242 as of May 31, 2016 and August 31, 2015.

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

During the nine months ended February 28, 2015, the Company amortized a discount of $62,500 to interest expense. As of August 31, 2015, the discount was fully amortized.

Creditor #3 Convertible Promissory Note

In December 2014, a convertible promissory note holder ("Holder") entered into an exchange agreement with another lender (the "Creditor #3") whereby the Holder transferred the Holder's notes and accrued interest to Creditor #3. In December 2014, the Company entered into i) a note agreement for $150,000 representing the principal amount transferred from the Holder. The Creditor #3 Note bears interest per annum at 10.0%, due on August 22, 2015 and is convertible on the date of issuance based upon based upon a 25% discount to lowest trading price, for the 5 trading days prior to conversion. As a result, the lower the stock price at the time the Creditor #3 converts the Creditor #3 Notes, the more common shares the Creditor #3 will receive. There were no conversions during the nine months ended May 31, 2016 and thus the remaining principal balance was $93,350 as of May 31, 2016 and August 31, 2015.

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

Convertible Promissory Notes

As of May 31, 2016 and August 31, 2015, the Company has outstanding 38 and 33 convertible promissory notes respectively issued between December 2011 and September 2015. The convertible promissory notes bear interest at either 4% or 8% per year and are due in full, including principal and interest, two-three years from the issuance date ranging from August 2014 to February 2018. The convertible promissory notes also include a conversion option whereby the holders may elect at any time to convert any portion or the entire balance into the Company's common stock at conversion prices ranging from $0.0001 to $1.25. There were no transactions in which impacted the convertible notes payable during the nine months ended May 31, 2016, other than the accrual of interest. As of May 31, 2016 and August 31, 2015, the balance of convertible notes payable was $1,702,120 and $1,615,120 respectively.

As of May 31, 2016 and August 31, 2015, convertible promissory notes outstanding of $1,153,964 and $1,068,964 respectively, are held by related parties. These related parties consist of the Company's officers, former officers, significant shareholders or entities controlled by these individuals. As of May 31, 2016 and August 31, 2015, $938,464 and $197,850, respectively, of these notes were included within the current portion of convertible promissory notes on the accompanying balance sheet as the note was due within one year of the balance sheet.

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

The discounts are amortized over the term of the convertible promissory note using the straight line method. The amortized value for each period is recorded as an offset against the debt discount on the balance sheet, classified as interest expense. During the nine months ended May 31, 2016 and 2015, $370,463 and $427,390 of the discounts were amortized to interest expense, respectively. As of May 31, 2016, $247,324 discounts remained which will be expensed in fiscal 2016 through 2018.

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

On May 31, 2016, the Company re-measured the derivative liability using the input attributes below and determined the value to be $330,777 of which $275,921 was classified as income within "change in fair value of derivatives" and was recorded for the nine months ended May 31, 2016 in the statement of operations.

	May 31,	August 31,
	2016	2015
Expected life (in years)	0.50	0.50
Balance of note outstanding	$391,242	$391,242
Stock price	$0.0001	$0.0001
Effective conversion price	$0.00005	$0.00005
Shares issuable upon conversion	7,113,490,909	7,113,490,909
Risk-free interest rate	0.49%	0.50%
Expected volatility	63.47%	361.00%
Expected dividend yield	-	-

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

On May 31, 2016, the Company re-measured the derivative liability using the input attributes below and determined the value to be $38,709 of which $64,100 was classified as income within "change in fair value of derivatives" and was recorded for the nine months ended May 31, 2016 in the statement of operations.

	May 31,	August 31,
	2016	2015
Expected life (in years)	0.50	0.50
Balance of note outstanding	$93,350	$93,350
Stock price	$0.0001	$0.0001
Effective conversion price	$0.000075	$0.000075
Shares issuable upon conversion	1,244,666,667	1,244,666,667
Risk-free interest rate	0.49%	0.50%
Expected volatility	63.47%	361.00%
Expected dividend yield	-	-

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

On May 31, 2016, the Company re-measured the derivative liability using the input attributes below and determined the value to be $56,286 of which $67,281 was classified as income within "change in fair value of derivatives" and was recorded for the nine months ended May 31, 2016 in the statement of operations.

	May 31,	August 31,
	2016	2015
Expected life (in years)	0.65	1.40
Balance of note outstanding	$114,350	$114,350
Stock price	$0.0001	$0.0001
Effective conversion price	$0.00009	$0.00009
Shares issuable upon conversion	1,270,555,556	1,270,555,556
Risk-free interest rate	0.62%	0.50%
Expected volatility	134.29%	369.00%
Expected dividend yield		-

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

On May 31, 2016, the Company re-measured the derivative liability using the input attributes below and determined the value to be $35,019 of which $30,764 was classified as income within "change in fair value of derivatives" and was recorded for the nine months ended May 31, 2016 in the statement of operations.

	May 31,	August 31,
	2016	2015
Expected life (in years)	.92	1.40
Balance of note outstanding	$56,806	$56,806
Stock price	$0.0001	$0.0001
Effective conversion price	$0.000085	$0.000085
Shares issuable upon conversion	668,305,882	668,305,882
Risk-free interest rate	0.62%	0.50%
Expected volatility	134.29%	369.00%
Expected dividend yield	-	-

10. Stockholders' Equity

Series A Preferred Stock

Each share of Series A Preferred Stock has voting rights equal to the voting equivalent of the common stock into which it is convertible at the time of the vote. The holders of the Series A Preferred Stock are not entitled to dividends.  The Series A Preferred Stock has no preferential rights to the Company's common stock and will share in any liquidation proceeds with the common stock on an as converted basis. No shares of Series A Preferred Stock are outstanding as of May 31, 2016.

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

During the nine months ended May 31, 2016, 530 shares of Series C with a value of $79,500 were converted into 795,000,000 shares of common stock.

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

As of May 31, 2016, the Company has a total of 225,000 detachable stock warrants outstanding. The warrants have a three-year term and are exercisable into the Company's common stock at an exercise price of $0.41 per share.

11. Subsequent Events

In accordance with ASC 855-10, we have analyzed our operations subsequent to May 31, 2016 to the date these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements.

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

Advertising revenue constitutes the majority of our total revenue, representing 96.4% of total revenue for the nine months ended May 31, 2016. We anticipate this trend will continue and our revenues will be generated primarily from advertising. Our advertising revenue for the nine months ended May 31, 2016 was almost entirely derived from advertising delivered on desktop devices.

We deliver content on mobile devices through our RadioLoyaltyTM app but we do not currently generate significant mobile advertising revenues. Management believes that mobile advertising represents an opportunity for the Company in the coming years and on an ongoing basis. Management expects the mobile advertising market will grow at substantial rates in the coming years. However, many challenges exist in this market. We believe these challenges will be solved primarily with new technologies. We believe our current technologies and other technology under development will solve some of these challenges. By solving these challenges, we will be able to monetize the mobile listenership we are growing today.

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

The Company is exploring alternative options as it relates to the WatchThis technology. On February 2, 2016 the Company sold the domain name www.watchthis.com for $30,000. While the USPTO has rejected our claims put forth, management believes that the viability of the technology is still feasible. Currently we have stopped development of this product until management identifies all of the options that are available for the business to potentially pursue.

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

The Company received a Final Office Action rejecting the company's claims to U.S. App No.: 13/559,503 - Ads with Media Streams - RAD-0045.

Key Metrics:

We track listener hours because we believe it is the best key indicator of the growth of our Platform business. Revenues from advertising through our Platform represented substantially all of our revenues for the nine months ended May 31, 2016. We also track the number of active users on our Platform as well as the RadioLoyaltyTM app as indicators of the size and quality of our audience, which are particularly important to potential advertisers.

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

Comparison of the Nine Months Ended May 31, 2016 and May 31, 2015

	For the Nine Months Ended May 31, 2016	For the Nine Months Ended May 31, 2015
Revenue:
Advertising	$455,372	$721,583
Services	16,838	27,500
Total revenue	$472,210	$749,083

Revenues for the nine months ended May 31, 2016 and May 31, 2015, totaled $472,210 and $749,083 respectively. The period over period decline can be attributed to several factors. Video revenue decreased for the nine month period year over year by $104,639 attributable to reduced listening time, overall industry technical changes and ad related errors including Vpaid errors, ad response times, increased latency, creative errors and creative load time. Display revenue decreased for the nine month period year over year by $160,987. Tighter buying criteria by Customers as a result of quality scoring from companies such as Integral Ad Science, Doubleverify and ForensIQ also reduced buys from some Customers.

	For the Nine Months Ended May 31, 2016	For the Nine Months Ended May 31, 2015
Costs of revenues:
Media network	$230,561	$280,591
Depreciation and amortization	-	77,986
Colocation services	20,547	116,337
Broadcaster commissions	39,851	89,602
Other	1,224	3,191
Total costs of revenue	$292,183	$567,707

Costs of revenues for the nine months ended May 31, 2016 and May 31, 2015 totaled $292,183 and $567,707, respectively. We incurred substantial media network costs associated with the distribution of our content across a variety of advertising networks. Our costs of distributing our content will proportionally decrease dramatically as we reach scale. Amortization of the software that powers the Platform accounted for the majority of the depreciation recorded during 2014. In order to operate the RadioLoyaltyTM online broadcasting platform, RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we shifted our business to primarily utilize ASW's cloud. We refer to these costs as colocation services. Our advertising sales arrangements with over 5,000 RadioLoyaltyTM stations facilitate us paying the broadcasters a monthly revenue sharing fee or license fee in exchange for advertising inventory around their content and listenership. We refer to these costs as broadcaster commissions in the event that we purchase the ad inventory. Other costs of sales include depreciation associated with computer servers, streaming costs, adserving costs, and various application technologies that support our primary product offerings.

	For the Nine Months Ended May 31, 2016	For the Nine Months Ended May 31, 2015
Operating expenses
Product development	$210	$17,694
Officer compensation	75,000	66,324
Sales and marketing	18,975	88,749
Other	805,857	680,295
Total operating expenses	$900,042	$853,062

Operating expenses for the nine months ended May 31, 2016 and 2015 totaled $900,042 and $853,062, respectively. We have a broad-based business strategy to acquire more broadcasters directly, enter into joint ventures, revenue sharing arrangements or similar contracts with internet radio station guides (aggregators), and consider mergers and acquisition targets on an ongoing basis. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio including the Robot Fruit, StreamTrak, Amped Fantasy, Fantify, SportsAlert and mobile technology. We expect these costs to increase in the current fiscal year. Marketing and sales costs included compensation for our sales staff and various internet marketing-related costs. Rents were primarily related to three leases we are obligated under for our Santa Barbara, California office. Officer compensation related to a variety of accruals to the two primary executives that operate our business. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

	For the Nine Months Ended May 31, 2016	For the Nine Months Ended May 31, 2015
Other income (expenses)
Other income (expense)	$-	$(57,126)
Interest expense	(249,215)	(905,117)
Interest expense – accretion	(370,463)	(1,574,848)
Loss on extinguishment	-	-
Gain on sale of co-location and domain	175,992	(101,562)
Change in fair value of derivatives	438,067	321,961
Total other income (expenses)	$(5,619)	$(2,316,692)

Other (expense) income for the nine months ended May 31, 2016 and 2015, totaled $(5,619) and $(2,316,692), respectively. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit, among others. We recorded the amortization of various debt discounts associated with our convertible promissory notes. The discounts are the result of derivative liabilities in which are recorded due to the variability of the notes conversion price. The derivative liabilities have to be re-measured as of each reporting date. For the nine months ended May 31, 2016 and 2015, the re-measurement resulted in a gain (loss) on change in fair value of derivative liabilities of $438,067 and $321,961, respectively. During the nine months ended May 31, 2016 and 2015, the Company's stock price decreased substantially from August 31, 2015 and 2014 which impacted the valuation of the derivative liabilities.

We did not generate taxable profits for the nine months ended May 31, 2016 and May 31, 2015, respectively. As a result, no provision for income taxes was recorded during either period.

Comparison of the Three Months Ended May 31, 2016 and May 31, 2015

	For the Three Months Ended May 31, 2016	For the Three Months Ended May 31, 2015
Revenue:
Advertising	$120,041	$203,189
Services	-	8,250
Total revenue	$120,041	$211,439

Revenues for the three months ended May 31, 2016 and 2015, totaled $120,041 and $211,439, respectively. The period over period decline can be attributed to several factors. Video revenue decreased for the three month period year over year by $34,703 attributable to reduced listening time, overall industry technical changes and ad related errors including Vpaid errors, ad response times, increased latency, creative errors and creative load time. Display revenue decreased for the three month period year over year by $47,301. Tighter buying criteria by Customers as a result of quality scoring from companies such as Integral Ad Science, Doubleverify and ForensIQ also reduced buys from some Customers.

	For the Three Months Ended May 31, 2016	For the Three Months Ended May 31, 2015
Costs of revenues:
Media network	$73,008	$89,008
Depreciation and amortization	-	-
Colocation services	6,847	39,669
Broadcaster commissions	12,289	22,667
Other	99	(191)
Total costs of revenue	$92,243	$151,153

Costs of revenues for the three months ended May 31, 2016 and 2015 totaled $92,243 and $151,153, respectively. We incurred substantial media network costs associated with the distribution of our content across a variety of advertising networks. Our costs of distributing our content will proportionally decrease dramatically as we reach scale. In order to operate the RadioLoyaltyTM online broadcasting platform, RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we shifted our business to primarily utilize ASW's cloud. We refer to these costs as colocation services. Our advertising sales arrangements with over 5,000 RadioLoyaltyTM stations facilitate us paying the broadcasters a monthly revenue sharing fee or license fee in exchange for advertising inventory around their content and listenership. We refer to these costs as broadcaster commissions in the event that we purchase the ad inventory. Other costs of sales include depreciation associated with computer servers, streaming costs, adserving costs, and various application technologies that support our primary product offerings.

	For the Three Months Ended May 31, 2016	For the Three Months Ended May 31, 2015
Operating expenses
Product development	$-	$3,445
Officer compensation	25,000	7,825
Sales and marketing	6,177	11,771
Other	270,193	241,786
Total operating expenses	$301,370	$264,827

Operating expenses for the three months ended May 31, 2016 and 2015 totaled $301,370 and $264,827, respectively. We have a broad-based business strategy to acquire more broadcasters directly, enter into joint ventures, revenue sharing arrangements or similar contracts with internet radio station guides (aggregators), and consider mergers and acquisition targets on an ongoing basis. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio including the Robot Fruit, StreamTrak, Amped Fantasy, Fantify, SportsAlert and mobile technology. We expect these costs to increase in the current fiscal year. Marketing and sales costs included compensation for our sales staff and various internet marketing-related costs. Rents were primarily related to three leases we are obligated under for our Santa Barbara, California office. Officer compensation related to a variety of accruals to the two primary executives that operate our business. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

	For the Three Months Ended May 31, 2016	For the Three Months Ended May 31, 2015
Other income (expenses)
Other income (expense)	$-	$(444)
Interest expense	(72,377)	(409,812)
Interest expense – accretion	(123,487)	(1,574,848)
Loss on extinguishment	-	-
Gain on sale of co-location and domain	-	(35,025)
Change in fair value of derivatives	65,990	47,757
Total other income (expenses)	$(129,874)	$(1,972,372)

Other (expense) income for the three months ended May 31, 2016 and 2015, totaled $(129,874) and $(1,972,372), respectively. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit, among others. We recorded the amortization of various debt discounts associated with our convertible promissory notes. The discounts are the result of derivative liabilities in which are recorded due to the variability of the notes conversion price. The derivative liabilities have to be re-measured as of each reporting date. For the three months ended May 31, 2016 and 2015, the re-measurement resulted in a gain (loss) on change in fair value of derivative liabilities of $65,990 and $47,757, respectively. During the three months ended May 31, 2016 and 2015 the Company's stock price decreased substantially from August 31, 2015 and 2014 which impacted the valuation of the derivative liabilities.

Liquidity and Capital Resources

As of May 31, 2016 we had cash totaling $13,867. We had net a working capital deficit of $4,419,481 as of May 31, 2016, compared to a net working capital deficit of $3,684,709 as of August 31, 2015. Our principal uses of cash during the nine months ending May 31, 2016 were funding our operations.

Going Concern

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  For the nine months ended May 31, 2016, the Company recorded an operating loss of $720,015 and a net loss of $725,634. As of May 31, 2016, the Company had a working capital deficit of $3,958,692, which excluding the derivative liability was $460,789, indicating substantial doubt regarding the Company's ability to continue as a going concern.

Management is confident but cannot guarantee that the Company will be able to raise in order to repay debts and continue operations. During the year ending August 31, 2016, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others. The Company's normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management's business plan. Additionally, the Company is currently in default on its capital lease. If the Company defaults on this capital lease, the lessor may decide to take back its equipment. The Company has replaced its use of the equipment with ASW's cloud so if the lessor decides to take back its equipment the impact operational impact would be minimal. Since inception and through May 31, 2016, the Company has successfully raised a significant amount of capital. However, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to become profitable. If the Company is unable to become profitable or sustain its cash flow, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Capital Expenditures

Based on current estimates, we believe that our anticipated capital expenditures will be adequate to implement our current plans.

Historical Trends

The following table summarizes our cash flow data for the nine months ended May 31, 2016 and May 31, 2015.

	For the Nine Months Ended May 31, 2016	For the Nine Months Ended May 31, 2015

Net cash provided by (used in) operating activities	$(580,602)	$(170,613)
Net cash used in investing activities	166,084	(363,467)
Net cash provided by financing activities	420,476	507,490

Cash flow provided by (used in) operating activities totaled ($580,602) for the nine months ended May 31, 2016, compared to $(170,613) used for the nine months ended May 31, 2015. Operating cash flow was negative as we continued operations and a focused effort on product development and efforts towards certain potential significant partnerships with third parties within the digital media industry.

Cash flow used in (provided by) investing activities totaled $166,084 for the nine months ended May 31, 2016, compared to ($363,467) the nine months ended May 31, 2015. The increase in cash provided by activities relates to the sale of our co-location and related assets in which $150,000 in proceeds were received.

Cash flow provided by financing activities totaled $420,476 for the nine months ended May 31, 2016, compared to $507,490 for the nine months ended May 31, 2015. We raised substantial capital through the issuance of convertible promissory notes, net proceeds from the line of credit, and advances from related our primary executive officers during the nine months ended May 31, 2016 and 2015, respectively.

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

STREAMTRACK, INC.

Date: July 20, 2016	By:	/s/ Michael Hill
	Name:	Michael Hill
	Title:	Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

