Form 10-K
period 2016-08-31
Total Sports Media, Inc.
filed 2017-03-08
CIK 1442376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended August 31, 2016

Commission File Number: 333-153502

TOTAL SPORTS MEDIA, INC. (FORMERLY KNOWN AS STREAMTRACK, INC.)
(Exact name of registrant as specified in its charter)

Wyoming	26-2589503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5662 Calle Real #231 Goleta, California	93117
(Address of principal executive offices)	(Zip Code)

(805) 308-9151

(Registrant’s telephone number, including area code)

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value	OTC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On November 30, 2016 the registrant had 4,190,055,213 shares of common stock outstanding.

TOTAL SPORTS MEDIA, INC. (FORMERLY KNOWN AS STREAMTRACK, INC.).

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

As used herein,“Total Sports Media,” the “Company,” “we,” “our,” and similar terms refer Total Sports Media, Inc. (formerly known as StreamTrack, Inc.)., unless the context indicates otherwise.

PART I.

ITEM 1. BUSINESS

The Company

Our primary business is providing streaming solutions to internet and mobile broadcasters and content providers and earning revenue from advertisers. As of the end of our fiscal year ending August 31, 2016, we had total assets of $461,168, total liabilities of $5,068,577 and total stockholders’ deficit of $6,297,909. Revenues for the fiscal year were $543,816 and we had a net loss of $1,108,509. Please see the “Financial Statements” for more complete details.

Business Overview

Total Sports Media, Inc. (formerly known as StreamTrack, Inc.). (the “Company”) is a digital media and technology services company. The Company provides advertising and streaming services through its RadioLoyalty™ Platform (the “Platform”) to over 5,000 internet and terrestrial radio stations as well as other broadcast content providers. The Platform consists of a web-based and mobile player that manages streaming audio and video content, social media engagement, display and video ad serving within the web player and is also capable of replacing audio ads with video ads within the web player in a live or on-demand environment. The Company offers the Platform directly to its broadcasters and integrates or white labels its technologies with web-based internet radio guides and other web-based content providers. Under development, Robot Fruit is intended to be a powerful marketing tool that combines a mobile app creation platform, customer loyalty program, and content management system into an instant and measurable marketing engine for businesses. The Company is also continuing development of StreamTrak which is being designed to enable fans, artists, bands, music publishers and record labels to distribute, discover, create and share content. The Company through Amped Fantasy has entered the rapidly growing daily fantasy sports industry. The Amped Fantasy brand will offer diverse contests to attract fans of all kinds that will help expand the growing industry. The mobile and web offering which is under development is being designed to include but not be limited to free and paid daily, weekly, pick'em, salary cap, flex or customized roster and guaranteed prize or payout contests. Fantify which is under development is a fully customizable daily fantasy sports and private label fantasy sports technology platform. Once venues signup for Fantify and setup a contest, they invite new or existing customers, and award prizes. It’s free to play for customers to win prizes, compete against friends and others, feel closer to the real life game, and all with no season-long commitment. Through Sports Alert™ the Company owns a subscriber based alert system for various sports with over 100,000 registered users. Users can choose whether they want score updates sent to their mobile phone or email, customizable by sport and events.

As of August 31, 2016, we had 193,735 registered RadioLoyalty users, which we define as the total number of accounts that have been created for our loyalty service at period end, and we were adding around 1,600 new registered users every month on average over the last 12 months. For the fiscal year ended August 31, 2016, we streamed over 8.3 million hours of content and had over 18 million launches of our UniversalPlayerTM. For the fiscal year ended August 31, 2015, we streamed over 9.9 million hours of content and had over 23 million launches of our UniversalPlayerTM.

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

We are headquartered in Goleta California.

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

Industry Overview

The radio broadcast and internet streaming industry is changing rapidly. With this change, we believe there is growing opportunity across the industry for a provider of free quality programming, with a unique, proven advertising monetization model and sales network. While many content providers and technologies are focused on building audience, we believe that the opportunity to provide greater variety and more diverse programming to listeners, while being supported by uniquely generated advertising revenue will prove successful. We believe the advertising revenues generated using our video in-stream technology are unique and no other technology provider currently has a comparable product. We filed a patent with the United States Patent and Trademark Office. The patent application was filed on July 26, 2012, under application number 13/559,503. The Company received a Final Office Action rejecting the company's claims to U.S. App No.: 13/559,503 - Ads with Media Streams - RAD-0045. The Company planned to submit a response to this rejection and file an appeal, and while the Company believes that its claims are patentable, it chose not to pursue the claims further because it would have been cost prohibitive. We believe that our unique technology, coupled with a diverse programming portfolio, sales networks with a vast market coverage, and powerful targeting capabilities make our products and services unique and highly scalable. We believe we are among the leaders in identifying and utilizing industry-leading technologies. Our initial distribution platform, RadioLoyalty™, promotes efficiency for radio stations and streamlines daily operations resulting in a cost reduction for our customers. Our business is driven in part by our heightened focus on customer service, which has allowed us to develop and maintain long-standing relationships with radio stations, advertisers, programming partners and independent content providers. Our commitment to serving our customers and providing a high level of accountability is the core of our business model, and will continue to be so as we look for opportunities to expand our programming offerings and the services we provide.

We believe there is a large and growing market opportunity for our RadioLoyalty™, Robot Fruit, StreamTrak, AmpedFantasy, Fantify and SportsAlert. This market opportunity reflects several important trends:

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

The daily fantasy sports industry is experiencing rapid growth. Traditional fantasy sports games have been an integral part of the sports industry for decades. Now, the rapidly expanding “daily fantasy” or “DFS” industry is quickly becoming the new alternative with sports fans. According to the Fantasy Sports Trade Association (FSTA) and Eilers & Krejcik, daily fantasy sports revenue in 2014 was around 1 billion dollars and is projected to grow to 8 billion by 2020. With endorsements by professional sports organizations including the NFL, MLB, and NBA along with credible media outlets and organizations including Yahoo!, CBS, Rotowire, and more, daily fantasy sports is quickly becoming commonplace. We believe there is a large and growing market opportunity for our AmpedFantasy, Fantify, and SportsAlert products.

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

Broadcasters/Radio Stations/Rep Groups/ Content Owners

We offer broadcasters and content providers a streaming media player and broadcasting platform at no out of pocket cost. We generate revenue primarily from advertising. Stations can preserve their cash as well as use it to fuel growth because we offer our programming and services on a barter basis. Stations provide us with advertising inventory in return for our bandwidth/services on a 1:4 display advertising impressions ratio. For example, we receive the first, fifth, ninth, etc. advertising impression as our barter fee and recognize 100% of the revenue from those ad impressions, with content providers being able to monetize the remaining impressions at their discretion. In most cases, we end up buying the remaining inventory from content providers. In almost every scenario, we are able to monetize the advertising inventory of our content providers at much higher ad rates then they are able to due to aggregation and our in-stream video technology. This advertising solution is what enables us to offer a compelling solution to content owners and sets us apart from our competitors.

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

Listener/User

We offer our service to listeners at no cost through our UniversalPlayer™ in online environments, and through our RadioLoyalty™ app in popular mobile and IP environments. We generate revenue primarily from advertising. Listeners earn RadioLoyalty™ points for listening and other designated user interactions. RadioLoyalty™ points can be redeemed in our store for merchandise but maintain a zero cash value at all times.

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

•

Video Advertising. Our video advertising products allow delivery of rich branded messages to further engage listeners through video pre-roll, video mid-roll, in-banner user-initiated videos, and a unique and proprietary video in-stream advertisement. We currently utilize video advertising through our desktop interfaces, and anticipate expanding video advertising across our mobile service interfaces in 2017.

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

The Company is exploring alternative options as it relates to the WatchThis related technology. While the USPTO has rejected our claims put forth, management believes that the viability of the technology is still feasible. Currently we have stopped development of this product until management identifies all of the options that are available for the business to potentially pursue. We sold the www.watchthis.com domain name for $30,000 in February 2016.

Livon.Tv

Livon.Tv lets users instantly broadcast live video online and chat with your viewers. The purchase included iOS app, Android app, site, licensed software, domain, identity (custom logo), hosting for 1 year. Over 9,000 downloads and 6,000 registered users. The company purchased this in 2016.

Lead Generation Websites

We own approximately 10 websites and 40 URLs (Uniform Resource Locators or internet domains) that have been acquired and developed over many years. Several of these websites have a strong, established history with the top tier search engines. We generate traffic to our websites, link our sites with key partners, and take other steps designed to improve the ranking of our sites on major search engines and improve their appeal to consumers who view them. We also monitor and perform search engine optimization on our sites to increase the profile of our sites on major search engines such as Google, Yahoo and Bing.

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

Amped Fantasy is a daily fantasy sports platform. The Company through ampedfantasy.com has entered the rapidly growing daily fantasy sports industry. The Amped Fantasy brand will offer diverse contests to attract fans of all kinds that will help expand the growing industry. The mobile and web offering which is under development is being designed to include, but not be limited to free and paid daily, weekly, pick'em, salary cap, flex or customized roster and guaranteed prize or payout contests.

Fantify which is under development, is a fully customizable daily fantasy sports and private label fantasy sports technology platform. Fantify is now offering customized fantasy league games to U.S. based brands, casinos, sports bars, and restaurants. Once venues signup for Fantify and setup a contest, they invite new or existing customers, and award prizes. This can bring many benefits to venues including: increasing sales by involving customers, creating loyalty purchases and visits from new and existing customers, creating a fun environment for customers, reinforcing their brand with targeted marketing, becoming customer’s go-to sports venue, and being one of the first venues to offer fantasy sports! Contests are simple enough for the casual sports fan yet deliver the authenticity required to engage even the most seasoned fantasy sports players. Customers simply fill out a roster from the available players and watch live results on their mobile devices as the games are played. It’s free to play for customers to win prizes, compete against friends and others, feel closer to the real life game, and all with no season-long commitment.

Through sportsalert.com the Company owns a subscriber based alert system for various sports with over 100,000 registered users. Users can choose whether they want score updates sent to their mobile phone or email, customizable by sport and events.

Intellectual Property

We received rejections to two applications with the United States Patent and Trademark Office (“USPTO”).

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

Revenue Model

We derive most of our revenues from the sale of advertising. Advertisers buy inventory and lead generation services from us on a CPM, CPL, CPV, CPC and CPA basis. We deploy pre-roll video advertisements to listeners prior to reaching their desired content, and then deploy in-stream video advertisements during our content provider’s scheduled commercial breaks using our technology. We further monetize content with display advertising consisting of IAB compliant 300x250 and 728x90 (among other) ad units within the UniversalPlayer™, monetization outside of the player and through our member’s area.

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

We have a sales division dedicated to recruit advertisers and advertising networks to purchase advertising and leads from us. We also have a team focused on publisher and station guide distribution through our advertising network.

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

We are subject to keeping in compliance with any applicable State and Federal guidelines with our fantasy sports products: AmpedFantasy and Fantify. The Unlawful Internet Gambling Enforcement Act of 2006 (UIGEA) defines fantasy sports as a skill based game and exempted fantasy sports from restrictions on Federal internet gaming restrictions. Laws vary state-to-state. The regulatory environment is changing rapidly and we are keeping informed of the changing landscape. Much of this changing landscape is within State law, however we may be effected adversely in the future depending on legislation.

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

Employees

As of August 31, 2016, we had 2 employees.

Corporate and Available Information

We were incorporated as a Wyoming corporation on May 6, 2008. Our principal executive offices are located at 5662 Calle Real #231, Goleta, California 93117 and our telephone number is (805) 308-9151. Our website is located at www.totalsportsmedia.com.

We have an August 31 fiscal year end. Accordingly, in this Annual Report on Form 10-K, all references to a fiscal year refer to the 12 months ended August 31 of such year, and references to the first, second, third and fourth fiscal quarters refer to the three months ended November 30, February 29, May 31 and August 31, respectively.

We file reports with the Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any other filings required by the SEC. During the year ended August 31, 2016 we make available on our Investor Relations website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located in Goleta, California.

We cannot guarantee that our websites will always be error free or operational 24/7.

We believe that our current facilities are adequate to meet our customers’ needs for the near future and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.

ITEM 3. LEGAL PROCEEDINGS

We may be involved in legal actions and claims arising in the ordinary course of business, from time to time. On June 17, 2016, a lawsuit was filed against StreamTrack Media, Inc. by AllDigital, Inc. for $33,580 plus attorney fees for breach of contract, goods and services rendered, and quantum meruit. The Company is reviewing the case and plans to respond accordingly. We may file collection actions or be involved in other litigation in the future.

ITEM 4. MINE SAFETY DISLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the OTC (the “OTC”) under the symbol “STTK.” The following table sets forth the range of high and low sales prices on the OTC of our common stock for the periods indicated, as reported by the OTC.

Our common stock has traded on the OTC under the symbol “STTK” since April 4, 2013. Prior to that date our common stock traded under the symbol LUXD since August 27, 2009.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the OTC.

	High	Low
Fiscal Year Ended August 31, 2016
First quarter (September 1, 2015 – November 30, 2015)	$0.08	$0.08
Second quarter (December 1, 2015 – February 28, 2016)	$0.08	$0.08
Third quarter (March 1, 2016 – May 31, 2016)	$0.08	$0.08
Fourth quarter (June 1, 2016 – August 31, 2016)	$0.08	$0.08

	High	Low
Fiscal Year Ended August 31, 2015
First quarter (September 1, 2014 – November 30, 2014)	$1.60	$0.16
Second quarter (December 1, 2014 – February 28, 2015)	$2.16	$0.08
Third quarter (March 1, 2015 – May 31, 2015)	$0.56	$0.08
Fourth quarter (June 1, 2015 – August 31, 2015)	$0.08	$0.08

On August 31, 2016, the closing price per share of our common stock as reported on the OTC was $0.08 per share. As of August 31, 2016, there were approximately 37 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

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

Recent Sales of Unregistered Securities

The following is a list of the issuance of securities by us during the fiscal year ending August 31, 2016 in transactions exempt from registration that were not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, the proceeds of which were generally used for working capital:

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

Opportunities, Challenges and Risks

Advertising revenue constitutes the majority of our total revenue, representing 97% and 95% of total revenue for the years ended August 31, 2016 and 2015, respectively. We deliver content on mobile devices through our RadioLoyalty™ app but we do not currently generate significant mobile advertising revenues. Management believes that mobile advertising represents an opportunity for the Company in the next coming years and on an ongoing basis. We streamed content to our listeners for over 8.3 million hours during the fiscal year ended August 31, 2016. A total of 97.5% of these listener hours were generated by listeners through our web-based Universal Player™, with the remainder of listener hours delivered on tablet computers, smartphones and other mobile devices. Management expects the mobile advertising market will grow at substantial rates in the coming years. However, many challenges exist in this market. We believe these challenges will be solved primarily with new technologies. We believe our current technologies and other technology under development will solve some of these challenges. By solving these challenges, we will be able to monetize the mobile listenership we are growing today. From September 1, 2014 to August 31, 2015 we had 406,078 listening hours streamed through mobile devices. From September 1, 2015 to August 31, 2016 we had 211,991 hours streamed through mobile devices. Due to the inability of Apple’s IOS devices to run flash, and the different technical frameworks that run mobile devices versus online desktop devices, serving ads inside of mobile devices involves other complexities from a technical perspective as compared to serving ads inside of our desktop UniversalPlayer™. We are currently unable to utilize our video in-stream technology inside of our current Apps. However, depending upon the availability of capital, we will invest in the development of our video in-stream technology in the mobile format.

Key Metrics:

We track listener hours because it is the best key indicator of the growth of our RadioLoyalty™ business. Revenues from advertising through our RadioLoyalty™ Platform represented substantially all of revenues for the year ended August 31, 2016. We also track the number of registered users on our RadioLoyalty™ web-based product as well as the RadioLoyalty™ app as indicators of the size and quality of our audience, which are particularly important to potential advertisers. We plan to expand our internet product portfolio in the year ending August 31, 2017. Once these products are launched we will determine key indicators of growth for those products.

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

The tables below set forth our listener hours for the year ended August 31, 2016, our player launches, and our registered users as of August 31, 2016.

Listener hours (in millions)	8.3
Player launches (in millions)	18.3
Registered users (in thousands)	193.7

The tables below set forth our listener hours for the year ended August 31, 2015, our player launches, and our registered users as of August 31, 2015.

Listener hours (in millions)	9.9
Player launches (in millions)	23.2
Registered users (in thousands)	174.0

For the fiscal year ended August 31, 2016 we streamed over 8.3 million hours of content and had over 18.3 million launches of our UniversalPlayerTM. For the fiscal year ended August 31, 2015 we streamed over 9.9 million hours of content and had over 23 million launches of our UniversalPlayerTM.

Results of Operations for the Year Ended August 31, 2016 as Compared to the Year Ended August 31, 2015

	For the Years Ended August 31,
Revenue	2016	2015
Revenue
Advertising
Video	$231,273	371,836
Display	289,642	517,171
Other	6,063	6,400
Total	526,978	895,407
Services	16,838	35,750
Total revenue	$543,816	$931,157

Revenues for the year ended August 31, 2016 totaled $543,816 compared to $931,157 for the year ended August 31, 2015, a decrease of $387,341 or 42%. We generated substantial revenues from video, audio and display advertising placements utilizing our RadioLoyaltyTM Platform and the listenership from over 5,000 of our radio stations. Revenue declined year over year due to various contributing factors including but not limited to, broadcaster royalty obligations, new advertising industry standards, adoption of new advertising measurements, advertising CPM rates, along with various other standards within the industry that are set out by various industry organizations that are obligated to publish best practices along with industry standards.

	For the Years Ended August 31,
Costs of Revenue	2016	2015
Costs of revenues
Media network	$299,388	$335,452
Depreciation	-	77,986
Colocation hosting services	23,949	145,556
Broadcaster fees	41,051	105,889
Other	2,246	2,858
Total costs of revenue	$366,634	$667,741

Costs of revenues for the year ended August 31, 2016 totaled $366,634 compared to $667,741 for the year ended August 31, 2015, a decrease of $301,107 or 45%. We incurred substantial media network costs associated with the distribution of our content across a variety of advertising networks. Our costs of distributing our content will proportionally decrease dramatically, should we reach scale. The decrease in our cost of goods is a direct correlation to our reduction revenue. Based on the recent changes within the newly published industry best practices that include but are not limited to the reduction in broadcaster publishing due to increased broadcaster royalty obligations, lower CPM rates due to new advertising industry standards, adoption of new advertising measurements which reduces the revenue per listening hour along with various other direct or indirect impacts that alter our existing and future initiatives. We will continue to monitor the constantly evolving industry standards to best identify when we should resume our previous initiatives, should they remain intact under newly formed best practices. In order to operate the RadioLoyaltyTM online broadcasting platform, RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we require substantial computing power, hosting and streaming hosting. We utilize ASW’s cloud for streaming. We refer to these costs as colocation services. Our advertising sales arrangements with over 5,000 RadioLoyaltyTM stations facilitate us paying the broadcasters a monthly revenue sharing fee or license fee in exchange for advertising inventory around their content and listenership. We refer to these costs as broadcaster commissions in the event that we purchase the ad inventory. Other costs of sales include depreciation associated with the computer servers from our previous two colocation facilities, streaming costs, adserving costs, and various application technologies that support our primary product offerings.

	For the Years Ended August 31,
Operating Expenses	2016	2015
Operating expenses
Consulting fees	$311,697	101,948
Professional fees	107,712	190,442
Product development	2,210	20,568
Marketing and sales	20,736	103,123
Rents	89,264	150,125
Officer compensation	100,000	79,424
Bad debt	-	181,500
Other	450,264	493,006
Total operating expenses	$1,081,883	$1,320,136

Operating expenses for the year ended August 31, 2016 totaled $1,081,883 compared to $1,320,136 for the year ended August 31, 2015, a decrease of $238,253 or 18%. We incurred substantial consulting fees during the year ended August 31, 2016 associated with business development efforts and financial advisory services. Additionally, the Company acquired certain assets in February 2016 that exist in a relatively new industry that recently came under scrutiny. The Company believes it was in its’ best interest to delay the development and deployment strategy relating to these assets until the standard was published or defined in a way that the Company could reasonably rely upon it. We have a broad-based business strategy to acquire more broadcasters directly, enter into joint ventures, revenue sharing arrangements or similar contracts with internet radio station guides (aggregators), and consider mergers and acquisition targets on an ongoing basis. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio including the Robot Fruit, StreamTrak, Amped Fantasy, Fantify, SportsAlert and mobile technology. The Company believes it was in its’ best interest to delay certain product development initiatives and to discontinue certain operational directives due to a number of contributing factors relating to newly proposed industry regulations and royalty standards. Given the recent uncertainty in the industry, the Company believed that it was in the Company’s best interest to focus on our core offering until there was a more defined industry standard, thus it was best to delay future capital investments into our future development strategies previously mentioned. We anticipate these costs to increase in the current fiscal year, assuming that the industry standards or best practices are published. Marketing and sales costs included compensation for our sales staff and various internet marketing-related costs will increase upon the Company’s satisfaction of a newly published industry standards or best practices. Rents were primarily related to three leases we were obligated under for our Santa Barbara, California office. Officer compensation related to a variety of accruals to the two primary executives that operate our business. Bad debts were substantial higher in the prior year primarily because of reserve needed in connection with one customer and other one-time write offs. During the current fiscal year, we collected on receivables in which had been fully reserved in the prior year. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

	For the Years Ended August 31,
Other Income (Expense)	2016	2015
Other income (expense)
Other income	$-	$(89,501)
Interest expense	(822,282)	(1,116,227)
Gain on sale of co-location and domain	175,992	-
Loss on extinguishment	-	(99,062)
Loss on settlements	-	(1,574,848)
Change in fair value of derivative	337,482	454,674
Total other expenses	$(308,808)	$(2,424,964)

Other expenses for the year ended August 31, 2016 totaled $308,808 compared to $2,424,964 for the year ended August 31, 2015, a decrease of $2,116,156 or 87%. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit. We also recorded the accretion of various debt discounts associated with our convertible promissory notes. Debt discounts recorded during the years ended August 31, 2016 and 2015 represented the beneficial conversion feature, warrants to purchase stock, and derivative liability associated with the convertible promissory notes. The original value of the derivative liability was recorded as a debt discount. As a result of the derivative classification, the debt discount had to be re-measured as of the reporting date. The re-measurement and day one losses resulted in a net (increase) decrease to the derivative liability of $337,482 and $454,674 for the years ended August 31, 2016 and 2015, respectively.

Provision for Income Taxes

We did not generate profits for the years ended August 31, 2016 and 2015. As a result, no provision for income taxes was recorded.

	For the Years Ended August 31,
Net Loss Attributable to Common Shareholders	2016	2015
Net loss attributable to common shareholders
Net loss	$(1,213,509)	$(3,481,684)
Deemed dividends	-	-
Net loss attributable to common shareholders	$(1,213,509)	$(3,481,684)

We generated a net loss of $1,213,509 for the year ended August 31, 2016 compared to $3,481,684 for the year ended August 31, 2015, a decrease of $2,268,175 or 65% for the reasons set forth above.

Liquidity and Capital Resources

As of August 31, 2016 we had cash totaling $6,461, which consisted of cash funds held at major financial institutions. We had net a working capital deficit of $4,846,686 as of August 31, 2016, compared to a net working capital deficit of $3,684,709 as of August 31, 2015. Our principal uses of cash during the fiscal year ending August 31, 2016 were funding our operations as described below.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the year ended August 31, 2016, the Company recorded a net loss of $1,213,509 and had negative working capital as of August 31, 2016 of $4,951,686. The net loss and negative working capital indicates that the Company may have difficulty continuing as a going concern.

Management is confident but cannot guarantee that additional capital can be raised in order to repay debts and continue operations. During the fiscal year ending August 31, 2017, the Company is obligated to make payments on certain convertible debts and a capital lease. Normal operating costs are also significant and include product development costs and marketing and sales costs associated with management’s business plan. Additionally, the Company is currently in default on its capital lease. Since inception and through August 31, 2016, the Company has successfully raised a significant amount of capital. Additionally, the Company anticipates launching several new product offerings in the fiscal year ending August 31, 2017. The Company expects those products to be profitable but notes that it will require significant capital for product development and ultimately commercially deployment. However, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to reach break-even and become profitable. If the Company is unable to become profitable or sustain its cash flow, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our Indebtedness

As of August 31, 2016, we had issued a total of $2,039,487 in current convertible promissory notes and $150,000 in long term convertible promissory notes that remained outstanding. We also owe significant balances under a line of credit, a lease agreement for computer servers, and significant balances are owed to the two primary executives that operate our business.

As of August 31, 2016, the conversion price of a total of $791,404 of the Company’s convertible notes and accrued interest is based upon discounts ranging from 10-50% to the then-prevailing price of the Company’s common stock. As a result, the lower the stock price at the time the investor converts the notes, the more common shares the investor will receive.

To the extent the investor converts the notes and then sells its common stock, the common stock may decrease due to the additional shares in the market. This could allow the investor to receive greater amounts of common stock upon conversion. The sale of each share of common stock further depresses the stock price.

Due to the floating conversion price of the notes, the Company does not know the exact number of shares that the investors would be issued upon conversion. As of August 31, 2016, if the investors elected to convert the notes to common shares, the investors would have been issued approximately 15,790,371 shares of the Company’s common stock. If the investors had made an election to convert the notes as of August 31, 2016, this issuance would have represented approximately 301% of the issued and outstanding common stock as of August 31, 2016.

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

Line of Credit

On April 11, 2013, the Company closed a non-dilutive line of credit financing for $250,000 with an institutional fund. Subsequently, on September 6, 2016 the institutional fund has increased the Company’s line of credit to $1,055,000.

Capital Expenditures

Based on current estimates, we believe that our anticipated capital expenditures will be adequate to implement our current plans.

Historical Trends

The following table summarizes our cash flow data for the years ended August 31, 2016 and 2015.

	Fiscal Year Ended August 31,
	2016	2015

Net cash provided by (used in) operating activities of continuing operations	$(619,853)	$(338,314)
Net cash provided by investing activities of continuing operations	176,535	(378,748)
Net cash provided by financing activities of continuing operations	441,870	698,381

Cash flow used in operating activities totaled $619,853 for the year ended August 31, 2016, compared to $338,314 used in operations for the year ended August 31, 2015. Operating cash flow was negative during the year ended August 31, 2016 due to our reduction of online traffic in operations and the increase in accounts payable.

Cash flow provided by investing activities was $176,535 for the year ended August 31, 2016, as compared to $378,748 used in the year ended August 31, 2015. During fiscal 2015, we capitalized costs in connection with various products in which were are currently developing, however, we ceased capitalizing costs in fiscal 2016. The products were launched in fiscal 2016. During February 2016, the Company, entered into and closed an Asset Purchase Agreement with Electric Lightwave, to which, Electric Lightwave purchased from the Company certain assets related to the Company's data center located in Santa Barbara, including equipment and inventory, for a purchase price of $150,000. As of the date of the sale all the assets were fully depreciated. In connection with the transaction, the Company recorded a gain of $146,012, as rent deposit of $3,988 was transferred as part of the sale, which is recorded within gain on sale of co-location and domain on the accompanying consolidated statement of operations. The Company sold the watchthis.com domain name for $30,000, which is recorded within gain on sale of co-location and domain on the accompanying consolidated statement of operations.

Cash flow provided by financing activities were $441,870 for the year ended August 31, 2016, compared to $698,381 provided by for the year ended August 31, 2015. We raised substantial capital to fund operations from our existing line of credit and through the issuance of convertible promissory notes from related parties during the years ended August 31, 2016 and 2015.

Off-Balance Sheet Arrangements

As of August 31, 2016 and 2015, we did not have any off-balance sheet arrangements.

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

Services Revenue. The Company generated services revenues for the period from September 1, 2015 through August 31, 2016. These revenues related to the provision of data and streaming hosting services to one customer.

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

ITEM 8. FINANCIAL STATEMENTS

TOTAL SPORTS MEDIA, INC. (FORMERLY KNOWN AS STREAMTRACK, INC.).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Total Sports Media, Inc.

We have audited the accompanying consolidated balance sheets of Total Sports Media, Inc. (f/k/a Streamtrack, Inc.) as of August 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. Total Sports Media, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Total Sports Media, Inc. as of August 31, 2016 and 2015, the results of their operations, and their cash flows, for the years ended August 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

March 7, 2017

Total Sports Media, Inc. (formerly known as StreamTrack, Inc.).

Consolidated Balance Sheets

	As of August 31, 2016	As of August 31, 2015
Assets:
Current assets
Cash	$6,461	$7,909
Accounts receivable, net of allowances of $6,000 and $6,000, respectively	64,499	114,253
Prepaid expenses	931	2,196
Total current assets	71,891	124,358
Property and equipment, net	362,244	660,973
Other assets
Other assets	27,033	56,613
Total other assets	27,033	56,613
Total assets	$461,168	$841,944

Liabilities and Stockholders' Deficit
Current liabilities
Account payable and accrued expenses	$1,255,239	$1,147,249
Line of credit	955,320	610,950
Capital lease payable - in default	54,704	54,704
Related party payables	281,291	159,660
Convertible notes payable, net of discount of $56,151 and $19,794, respectively	954,372	739,798
Related party convertible notes payable, net of discount of $67,687 and $0, respectively	961,277	197,850
Derivative liabilities embedded within convertible notes payable	561,374	898,856
Total current liabilities	5,023,577	3,809,067
Long term liabilities
Convertible notes payable, net of discount of $0 and $155,249, respectively	75,000	115,907
Related party convertible notes payable, net of discount of $0 and $442,744, respectively	75,000	428,370
Total long term liabilities	150,000	544,277
Total liabilities	5,173,577	4,353,344

Series C preferred stock; $0.0001 par value; 20,000 shares authorized; 11,270 and 11,800 shares issued and outstanding as of August 31, 2016 and 2015	1,690,500	1,770,000

Commitments and contingencies (Note 5)
Stockholders' Deficit:
Series A preferred stock; $0.0001 par value; 100 shares authorized; 0 shares issued and outstanding as of August 31, 2016 and 2015	-	-
Series B preferred stock; $0.0001 par value; 200,000 shares authorized; 200,000 shares issued and outstanding as of August 31, 2016 and 2015	20	20
Common stock, $0.0001 par value; Unlimited shares authorized at August 31, 2016 and 2015; 5,248,150 shares issued and outstanding at August 31, 2016; 4,254,400 shares issued and outstanding as of August 31, 2015	525	425
Additional paid-in capital	3,761,164	3,681,764
Common stock to be issued	87,500	75,000
Accumulated deficit	(10,252,118)	(9,038,609)
Total stockholders' deficit	(6,402,909)	(5,281,400)
Total liabilities and stockholders' deficit	$461,168	$841,944

The accompanying notes are an integral part of the consolidated financial statements.

Total Sports Media, Inc. (formerly known as StreamTrack, Inc.).

Consolidated Statements of Operations

	For the Year Ended August 31, 2016	For the Year Ended August 31, 2015
Revenues:
Advertising	$526,978	$895,407
Services	16,838	35,750
Total revenues	543,816	931,157

Costs of revenues:
Media network	299,388	335,452
Depreciation and amortization	-	77,986
Colocation services	23,949	145,556
Broadcaster commissions	41,051	105,889
Other costs	2,246	2,858
Total costs of revenues	366,634	667,741

Gross profit	177,182	263,416

Operating expenses:
Consulting fees	311,697	101,948
Professional fees	107,712	190,442
Product development	2,210	20,568
Officer compensation	100,000	79,424
Rents	89,264	150,125
Sales and marketing	20,736	103,123
Bad debts	-	181,500
Other expenses	450,264	493,006
Total operating expenses	1,081,883	1,320,136

Loss from operations	(904,701)	(1,056,720)

Other income (expense):
Other expense	-	(89,501)
Interest expense (including accretion of debt discount of $493,950 and $761,356, respectively)	(822,282)	(1,116,227)
Gain on sale of co-location and domain	175,992	-
Loss on extinguishment	-	(99,062)
Loss on settlements	-	(1,574,848)
Change in fair value of derivatives	337,482	454,674
Total other income (expense)	(308,808)	(2,424,964)

Loss before provision for income taxes	(1,213,509)	(3,481,684)

Provision for income taxes	-	-

Net loss	$(1,213,509)	$(3,481,684)

Basic and diluted net loss per common share attributable to common stockholders	$(0.22)	$(1.31)
Weighted-average number of shares used in computing basic and diluted per share amounts	5,639,736	2,665,708

The accompanying notes are an integral part of the consolidated financial statements.

Total Sports Media, Inc. (formerly known as StreamTrack, Inc.).

Consolidated Statements of Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional	Common Stock
	Shares	Par	Shares	Par	Paid in	to be	Accumulated
	Issued	$0.0001	Issued	$0.0001	Capital	Issued	Deficit	Total
Balance, August 31, 2014	200,000	20	230,983	23	2,128,108	-	(5,556,925)	(3,428,774)

Common stock issued on debt conversion	-	-	3,071,861	307	305,871	-	-	306,178
Common stock issued for true up on debt conversion	-	-	109,111	11	12,834	-	-	12,845
Proceeds to be satisfied with common stock	-	-	-	-	-	75,000	-	75,000
Discount on convertible debt	-	-	-	-	963,614	-	-	963,614
Common stock for settlement of accounts payable	-	-	127,454	13	10,183	-	-	10,196
Common stock issued in connection with debt exchange	-	-	12,500	1	6,999	-	-	7,000
Common stock for ASC settlement	-	-	421,241	42	231,683	-	-	231,725
Conversions of Series C preferred stock	-	-	281,250	28	22,472	-	-	22,500
Net loss	-	-	-	-	-	-	(3,481,684)	(3,481,684)

Balance, August 31, 2015	200,000	20	4,254,400	425	3,681,764	75,000	(9,038,609)	(5,281,400)

Proceeds to be satisfied with common stock	-	-	-	-	-	12,500	-	12,500
Conversions of Series C preferred stock	-	-	993,750	100	79,400	-	-	79,500
Net loss	-	-	-	-	-	-	(1,213,509)	(1,213,509)

Balance, August 31, 2016	200,000	$20	5,248,150	$525	$3,761,164	$87,500	$(10,252,118)	$(6,402,909)

The accompanying notes are an integral part of the consolidated financial statements.

Total Sports Media, Inc. (formerly known as StreamTrack, Inc.).

Consolidated Statements of Cash Flows

	For the Year Ended August 31, 2016	For the Year Ended August 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,213,509)	$(3,481,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	181,500
Depreciation and amortization	327,766	326,330
Re-measurement of derivative liabilities	(337,482)	(454,674)
Accretion of debt discount	493,950	761,356
Stock issued for services and finance fees	-	10,134
Amortization of finance fees	-	12,844
Gain on sale of co-location and domain	(175,992)	-
Loss on settlements	-	1,574,848
Loss on extinguishment of debt	-	101,562
Changes in operating assets and liabilities:
Accounts receivable	49,754	200,478
Prepaid expenses	1,265	14,662
Note receivable	-	(10,500)
Other current assets	-	10,150
Accounts payable and accrued expenses	112,764	262,842
Related party accrued liabilities	121,631	151,838
Net cash used in operating activities	(619,853)	(338,314)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase or development of property and equipment	(18,277)	(487,988)
Proceeds from sale of co-location and domain	179,980	-
Other assets	14,832	109,240
Net cash used in investing activities	176,535	(378,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	-	181,459
Payments on related party notes payable	-	(89,284)
Proceeds from line of credit	344,370	78,645
Payments on capital lease	-	(9,000)
Proceeds from issuance of convertible promissory notes - related parties	85,000	402,250
Fees paid to ASC under settlement	-	59,311
Proceeds from sale of common stock / common stock to be issued	12,500	75,000
Net cash provided by financing activities	441,870	698,381

Change in cash and cash equivalents	(1,448)	(18,681)
Cash and cash equivalents, beginning of period	7,909	26,590
Cash and cash equivalents, end of period	$6,461	$7,909

Supplemental disclosures of cash flow information:
Cash paid for interest	$162,856	$97,231
Cash paid for income taxes	$-	$2,400

Non cash investing and financing activities:
Issuance of common stock for conversion of debt and accrued interest	$-	$306,178
Conversion of Series C preferred stock in common stock	$79,500	$22,500
Beneficial conversion feature recorded on convertible debt	$-	$963,614
Issuance of common stock for accounts payable	$-	$172,414
Increase in line of credit for facility fee	$2,500	$-
Assets acquired with Series C preferred stock	$-	$120,000

The accompanying notes are an integral part of the consolidated financial statements.

Total Sports Media, Inc. (formerly known as StreamTrack, Inc.).

Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Total Sports Media, Inc. (formerly known as StreamTrack, Inc.). (the “Company”) is a digital media and technology services company. The Company provides audio and video streaming and advertising services through its RadioLoyaltyTM Platform (the “Platform”) to over 5,000 internet and terrestrial radio stations and other broadcast content providers. The Platform consists of a web-based and mobile player that manages streaming audio and video content, social media engagement, display and video ad serving within the web player and is also capable of replacing audio ads with video ads within the web player in a live or on-demand environment. The Company offers the Platform directly to its broadcasters and integrates or white labels its technologies with web-based internet radio guides and other web-based content providers. The Company is also continuing development of Amped Fantasy and SportsAlert™, a fantasy sports product. The Company was incorporated as a Wyoming corporation on May 6, 2008.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the year ended August 31, 2016, the Company recorded a net loss of $1,213,509 and had negative working capital of $4,951,686. The net loss and negative working capital indicate substantial doubt about the entity's ability to continue as a going concern.

Management is confident but cannot guarantee that additional capital can be raised in order to repay debts and continue operations. For the twelve months ending August 31, 2017, the Company is obligated to make payments on certain convertible debts, and a capital lease. The Company's normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management’s business plan. Since inception and through the date of these financial statements, the Company has successfully raised a significant amount of capital through debt and equity offerings. The Company anticipates launching several new product offerings and initiating certain new significant partnerships during the fiscal year ending August 31, 2017. The Company anticipates those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. The Company will attempt to have its potential partners pay for the some of these costs but management cannot be certain that it will succeed in entering into such arrangements. Management may potentially make a business decision to move forward, delay, or cancel certain partnerships because of the Company’s overall capital needs. Nonetheless, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan and become profitable. If the Company is unable to become profitable and sustain positive cash flow from operations, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Segments

The Company operates in one segment. The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources. When evaluating the Company’s financial performance, the CODM reviews separate revenue and expense information for the Company’s RadioLoyaltyTM, WatchThisTM, StreamTrack Media, Amped Fantasy, SportsAlert, Fantify and other online product offerings, while all other financial information is reviewed on a consolidated basis. All of the Company’s principal operations are located in Goleta, California.

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

Services Revenue. The Company generated services revenues for the period from September 1, 2015 through August 31, 2016. These revenues related to the provision of data and streaming hosting services to one customer.

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

The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit (gains) losses during the fiscal years ended August 31, 2016 and 2015 totaled $0 and $181,500, respectively.

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

Internal Use Software and Website Development Costs

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the asset if certain criteria are met. Costs related to design or maintenance of internal-use software are expensed as incurred. The Company evaluates the costs incurred during the application development stage of website development to determine whether the costs meet the criteria for capitalization. Costs related to preliminary project activities and post implementation activities are expensed as incurred. For the year ended August 31, 2016 and 2015, the Company capitalized $18,277 and $407,989 in costs related to internal use software and website development, respectively. Management also determined that $2,210 and $20,568 in certain software and website development costs did not meet the relevant criteria to be capitalized during fiscal 2016 and 2015, respectively. As a result, all of these costs were expensed and included within the accompanying statement of operations as “product development” during the years indicated. See Note 3 for discussion related to the impairment of a product.

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

Consulting Fees

Several consultants were involved in the Company’s business development activities and also provided the Company with financial advisory services during the years ended August 31, 2016 and 2015. The Company does have ongoing commitments with the majority of the consultants the Company worked with during the years ended August 31, 2016 and 2015.

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

Officer Compensation

The Company’s Officers are not currently under long-term contracts with the Company. During the years ended August 31, 2016 and 2015, compensation was either accrued or paid to these executives out of operations from time to time but no formal compensation plan has been in place. See Notes 9 and 10 for additional information.

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

Content Acquisition Costs

Content acquisition costs principally consist of amounts paid to internet-based, terrestrial and mobile content providers. The Company did not incur any substantial content acquisition costs for the years ended August 31, 2016 and 2015, respectively. However, these costs are likely to become substantial in the future as the Company expands its online product portfolio.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (Topic 606). Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for the Company beginning January 1, 2018. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15 "Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern"” (Subtopic 205-40), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes: Balance Sheet Classification of Deferred Taxes” (Topic 740), which requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. ASU No. 2015-17 will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those annual years, and early application is permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02 “Leases” (Topic 842), that requires organizations that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. ASU No. 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases and will include qualitative and quantitative requirements. The new standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those annual years, and early application is permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

The FASB issues ASUs to amend the authoritative literature in the FASB Accounting Standards Codification (“ASC”). There have been a number of ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact the Company’s consolidated financial statements.

3. Composition of Certain Financial Statement Captions

Property and Equipment

Property and equipment consisted of the following:

	As of August 31,
	2016	2015

Software	$1,804,257	$1,775,220
Servers, computers, and other related equipment	153,824	198,924
Leasehold improvements	1,675	1,675
	1,959,756	1,975,819
Less accumulated depreciation and amortization	(1,597,512)	(1,314,846)

Property and equipment, net	$362,244	$660,973

Depreciation and amortization expense totaled $327,766 and $326,330 for the years ended August 31, 2016 and 2015, respectively. During the year ended August 31, 2015, the Company impaired approximately $40,000 in assets in which future cash flows were not expected to support. There were no write-offs during the fiscal year ended August 31, 2016.

Note Receivable

Note receivable consisted of a $150,000 convertible promissory and accrued interest of $21,000 at August 31, 2014. The note bears interest at 7% and is due from a digital content provider on or before August 28, 2016. The balance owed can be converted into either preferred stock or common stock of the digital content provider, at the Company’s election, subject to certain conditions and contingencies. The Company agreed to work with the digital content provider to make modifications to its Universal PlayerTM technology platform to better suit the digital content provider’s specific needs. The Company received a $25,000 deposit previously. The Company has received the remaining fees, which are recorded as a note receivable. The Company wrote off the balance of the note and accrued interest totaling $181,500 in August 2015 due to the probability the notes receivable would not paid. In September 2015, the Company received notice that the digital content provider had filed for bankruptcy.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	As of August 31,
	2016	2015

Accounts payable	$814,707	$751,129
Accrued broadcaster commissions	87,661	92,304
Accrued interest	301,883	184,007
Credit card	50,989	120,049

Accounts payable and accrued expenses	$1,255,239	$1,147,489

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2016 and 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term in nature or they are payable on demand.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at August 31, 2016:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$6,461	$–	$–	$6,461
Total assets measured at fair value	$6,461	$–	$–	$6,461

Liabilities
Derivative instruments	$–	$561,374	$–	$561,374
Total liabilities measured at fair value	$–	$561,374	$–	$561,374

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at August 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$7,909	$–	$–	$7,909
Total assets measured at fair value	$7,909	$–	$–	$7,909

Liabilities
Derivative instruments	$–	$898,856	$–	$898,856
Total liabilities measured at fair value	$–	$898,856	$–	$898,856

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

Disposition

On February 19, 2016, the Company, entered into and closed an Asset Purchase Agreement with Electric Lightwave, LLC ("Electric Lightwave"), a wholly owned subsidiary of Integra Telecom Holdings, Inc. pursuant to which, Electric Lightwave purchased from the Company certain assets related to the Company's data center located in Santa Barbara, including equipment and inventory, for a purchase price of $150,000. As of the date of the sale all the assets were fully depreciated. In connection with the transaction, the Company recorded a gain of $146,012, as rent deposit of $3,988 was transferred as part of the sale, which is recorded within gain on sale of co-location and domain on the accompanying consolidated statement of operations.

On February 2, 2016, the Company sold the watchthis.com domain name for $30,000, which is recorded within gain on sale of co-location and domain on the accompanying consolidated statement of operations.

6. Commitments and Contingencies

ASC Recap LLC Settlement

On October 23, 2013, the Superior Court in the Judicial District of Danbury, Connecticut entered an order approving the stipulation of the parties (the "Stipulation") in the matter of ASC Recap LLC ("ASC") v. StreamTrack, Inc.. Under the Stipulation, the Company agreed to issue, as settlement of liabilities owed by the Company to ASC in the aggregate amount of $766,288 (the "Claim Amount"), shares of common stock (the "Settlement Shares") as follows:

(a) In one or more tranches as necessary, 4,675 shares of common stock (the "Initial Issuance") and an additional 250 shares of common stock as a settlement fee.

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

In connection with the settlement, during the year ended August 31, 2015 the Company issued 421,241 shares of common stock to ASC in which gross proceeds of $231,725 were generated from the sale of the common shares. In connection with the transaction, ASC received fees of $59,311 and providing payments of $172,414 to settle outstanding vendor payables. The remaining amount on the settlement of liabilities owed by the Company to ASC is in the aggregate amount of $151,290 as of August 31, 2015.

There were no conversions during the year ended August 31, 2016 and thus, the remaining amount on the settlement of liabilities owed by the Company to ASC was $151,290.

Leases

The Company conducts its operations using leased office in Goleta, California.

The Company is currently identifying a new location for its principal offices and is not currently under a property lease. The Company recognizes rent expense on a straight-line basis over the lease term including expected renewal periods. The difference between rent expenses and rent payments is recorded as deferred rent in current and long-term liabilities. No deferred rent existed as of August 31, 2016 and 2015. Rent expenses for the years ended August 31, 2016 and 2015 totaled $89,264 and $150,125, respectively.

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

Legal Proceedings

The Company is potentially subject to various legal proceedings and claims arising in the ordinary course of its business. On June 17, 2016, a lawsuit was filed against StreamTrack Media, Inc. by AllDigital, Inc. for $33,580 plus attorney fees for breach of contract, goods and services rendered, and quantum meruit. The Company is reviewing the case and plans to respond accordingly.

7. Income Taxes

The provision for income tax expense (benefit) consists of the following:

	Fiscal Years Ended August 31,
	2016	2015
Current
Federal	$—	$—
State and local	—	—
Total current income tax expense	—	—
Deferred
Federal	$(274,831)	$(389,634)
State and local	(84,563)	(119,887
Valuation allowance	359,394	509,521
Total deferred income tax expense	—	—

Total income tax expense	$—	$—

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented.

	Fiscal Year Ended August 31,
	2016	2015

U.S. federal taxes at statutory rate	34%	34%
State taxes, net of federal benefit	6	6
Permanent differences	(8)	(19)
Change in valuation allowance	(32)	(21)
Change in rate	—	—
Other	—	—

Effective tax rate	-%	-%

As of August 31, 2016, the Company had federal net operating loss carryforwards of approximately $3.5 million. The federal net operating losses and tax credits expire in years beginning in 2021. As of August 31, 2016, the Company had state net operating loss carryforwards of approximately $3.5 that expire in years beginning in 2021. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Company has previously experienced “ownership changes” under section 382 of the Code and comparable state tax laws. The Company estimates that none of the federal and state pre-change net operating losses will be limited under Section 382 of the Code.

As of August 31, 2016 and 2015, the Company maintained a full valuation allowance on its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The Company files income tax returns in the United States and California. The 2013 - 2016 tax years remain subject to examination for U.S. federal and state purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and state purposes. The Company is not currently under examination in federal or state jurisdictions.

8. Capital Lease – in Default

The Company periodically leases computer servers and related hardware under capital lease agreements. The lease terms are typically from three to five years, depending on the type of equipment. The leased equipment typically has a bargain purchase price, and qualifies for treatment as a capital lease. For book purposes, the assets are amortized over their estimated useful lives. As of August 31, 2016 and 2015, all assets under capital leases were fully depreciated.

On March 22, 2013, the Company reached a settlement and release agreement with IBM Credit, LLC, (“IBM”) the lessor associated with the Company’s computer servers and software classified under capital lease. The balance owed to IBM as of March 22, 2013 was agreed to be $108,704. The Company agreed to make payments of $9,000 per month, with a final payment of $9,704 on March 1, 2014 to satisfy this balance. As of August 31, 2016 and 2015, the Company was in default of this agreement and the amount outstanding of $54,704 and $54,704, respectively, is reflected as a current liability on the accompanying consolidated balance sheets.

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

The related party payable as of August 31, 2016 and 2015 consists of unpaid compensation and non-interest bearing cash advances and charges on personal credit lines made on behalf of the Company by the Executives. The balances owed to the Executives are not secured and are due on demand. Interest will be charged on these balances. In addition, the Executives agreed to a temporary reduction in their annual salary from $240,000 to $50,000 per annum for the period from December 1, 2014 to May 31, 2015, which has been subsequently extended to December 31, 2016. As of August 31, 2016 and 2015, amounts due to these Executive related to accrued compensation and advances were $281,291 and $159,660, respectively.

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

On September 6, 2016, the Company executed an addendum to this agreement whereby the maturity date has been extended to November 16, 2017. The line of credit was also increased to $1,055,000.

Vendor Convertible Note

On November 1, 2012, the Company issued a convertible note for $140,000 (the “Vendor Note”) to a former Vendor ("Vendor"). The Vendor Note was executed on November 1, 2012 and was immediately convertible into the Company’s common stock at a 50% discount to the lowest bid price for the five days prior to the conversion date. During the year ended August 31, 2015, the Company issued 202,812 shares of common stock in settlement of $35,300 in principal. As of August 31, 2015, the Vendor Note was fully satisfied.

Creditor #2 Convertible Promissory Notes

In April 2014, the Creditor entered into an exchange agreement with another lender (the “Creditor #2”) whereby the Creditor transferred the Creditor's notes and accrued interest to Creditor #2. In April, the Company entered into i) a note agreement for $284,560 representing amounts transferred from the Creditor of $145,644; ii) two $125,000 notes in which the proceeds were received on the same date (collectively referred to as the “Creditor #2 Notes”) with Creditor #2. The Creditor #2 Notes bear interest per annum at 10.0%, payable six months after the issuance date and are convertible on the date of issuance based upon based upon a 45% discount to lowest trading price, for the 15 trading days prior to conversion. As a result, the lower the stock price at the time the Creditor #2 converts the Creditor #2 Notes, the more common shares the Creditor #2 will receive. The table below details the transactions with the Creditor #2 during the years ended August 31, 2016 and 2015.

Creditor #2 Notes, principal balance as of August 31, 2014	$464,470
Conversion of Creditor #2 Notes to common stock (643,077 common shares issued)	(73,228)
Creditor #2 Notes, principal balance as of August 31, 2015	391,242
No transactions	-
Creditor #2 Notes, principal balance as of August 31, 2016	$391,242

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

In addition, the Company recorded a derivative liability in connection with the $250,000 in proceeds received from the Creditor #2. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $1,469,891 as of the date of issuance. As a result of the valuation of the derivative liability being in excess of the value of the proceeds of the Creditor #2 Note by $1,219,891, the amount was expensed to derivative expense. The Company recorded a full discount to these notes which is being amortized over the term of the Creditor #2 Notes using the straight line method. During the year ended August 31, 2015, $62,500 was amortized to interest expense with no discount remaining as of August 31, 2015. Subsequent to August 31, 2016, the note was in technical default due to the Company's failure to timely file the annual report. The Company is still determining the impact of this default which may include an increase in principal and the interest rate. Total accrued interest related to the notes payable above as of August 31, 2016 and 2015 was $108,596 and $62,676, respectively.

Creditor #3 Convertible Promissory Note

In December 2014, a convertible promissory note holder ("Holder") entered into an exchange agreement with another lender (the “Creditor #3”) whereby the Holder transferred the Holder’s notes and accrued interest to Creditor #3. In December 2014, the Company entered into i) a note agreement for $150,000 representing the principal amount transferred from the Holder. The Creditor #3 Note bears interest per annum at 10.0%, due on August 22, 2015 and is convertible on the date of issuance based upon based upon a 25% discount to lowest trading price, for the 5 trading days prior to conversion. As a result, the lower the stock price at the time the Creditor #3 converts the Creditor #3 Notes, the more common shares the Creditor #3 will receive. The table below details the transactions with the Creditor #3 during the years ended August 31, 2016 and 2015.

Creditor #3 Notes, principal balance as of August 31, 2014	$-
Transfer from 3rd party	150,000
Conversion of Creditor #2 Notes to common stock (421,166 common shares issued)	(56,650)
Creditor #3 Notes, principal balance as of August 31, 2015	93,350
No transactions	-
Creditor #3 Notes, principal balance as of August 31, 2016	$93,350

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

During the year ended August 31, 2015, the Company recorded a discount of $150,000 due to the derivative liability, as discussed below, having a fair market value in excess of the principal amount of the convertible note. During the year ended August 31, 2015, the Company amortized $150,000 of the discount to interest expense and thus no discount remained. Subsequent to August 31, 2016, the Creditor #3 note and accrued interest was purchased by the Company for $25,000. The Company is still determining the impact of this transaction. Total accrued interest related to the note payable above as of August 31, 2016 and 2015 was $27,059 and $22,359, respectively.

Convertible Promissory Notes

As of August 31, 2016, the Company has outstanding 31 convertible promissory notes issued between December 2011 and September 2015. The convertible promissory notes bear interest at either 4% or 8% per annum and are due in full, including principal and interest, two-three years from the issuance date ranging from August 2014 to February 2018. The convertible promissory notes also include a conversion option whereby the holders may elect at any time to convert any portion or the entire balance into the Company’s common stock at conversion prices ranging from $0.08 to $1,000. The table below details the transactions associated with the convertible promissory notes during the years ended August 31, 2016 and 2015.

Convertible Promissory Notes, principal balance as of August 31, 2014	$745,134
Proceeds received from additional Convertible Promissory Notes - Related Party	402,250
Conversion of accrued salaries and advances to Convertible Promissory Notes - Related Party	626,864
Proceeds received from additional Convertible Promissory Notes	181,459
Accounts payable converted into a Convertible Promissory Note	32,891
Accrued interest converted into Convertible Promissory Note	7,022
Convertible Promissory Note converted into 125,000 common stock	(10,000)
Related party notes converted into 1,625,125 common stock	(131,000)
Note transferred to Creditor #3	(150,000)
Payments on Convertible Promissory Notes - Related Party	(89,500)
Convertible Promissory Notes, principal balance as of August 31, 2015	1,615,120
Reclass from accrued interest to convertible note for correction of classification error	4,775
Proceeds received from additional Convertible Promissory Notes - Related Party	85,000
Convertible Promissory Notes, principal balance as of August 31, 2016	$1,704,895

As of August 31, 2016 and 2015, of the convertible promissory notes outstanding, $1,103,964 and $1,068,964 are held by related parties, respectively. These related parties consist of the Company's officers, former officers, significant shareholders or entities controlled by these individuals. As of August 31, 2016 and 2015, $1,028,964 and $197,013 of these notes were included within the current portion of convertible promissory notes on the accompanying consolidated balance sheets as the notes were due within one year of the balance sheet date, respectively. Subsequent to August 31, 2016, some of the notes were in technical default due to the Company's failure to timely file the annual report. The Company is still determining the impact of these defaults which may include an increase in principal and the interest rate. In addition, during the year ended August 31, 2016, convertible notes totaling $50,000 were reclassified from related party notes to convertible notes payable as the individual was no longer considered a related party. As of December 31, 2016 and 2015, accrued interest on these notes was approximately $167,000 and $99,000, respectively.

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

The discounts are amortized over the term of the convertible promissory note using the straight line method. The amortized value for each period is recorded as an offset against the debt discount on the consolidated balance sheet, classified as interest expense - accretion in the statement of operations and as accretion of debt discount within the statement of cash flows.

Of the increase in convertible notes payable during the year ended August 31, 2016, $20,000 related to proceeds received from the Company's Chief Executive Officer and $65,000 in proceeds from the Chief Executive Officer of StreamTrack Media, Inc.

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

During the years ended August 31, 2016 and 2015, $493,950 and $761,356 of the discounts were amortized to interest expense, respectively. As of August 31, 2016, $123,838 discounts remained, which will be expensed in fiscal 2017 and 2018.

On December 24, 2014 and included within the disclosures above, the Company entered into a convertible note agreement for $114,350 with a third party. Under the terms of the agreement the third party was to provide the Company with $81,459 in cash and relief of $48,333 in accrued consulting fees due to the third party. In addition, the Company agreed to issue 12,500 share of common stock and 500 shares of Series C Preferred Stock. The convertible note incurs interest at a rate of 4% per annum, is due December 24, 2016 and is convertible into shares of the Company's common stock on the date of issuance based upon based upon a 10% discount to lowest trading price, for the 15 trading days prior to conversion. Total proceeds of $81,459 had been received.

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

Future Maturities

As of August 31, 2016, future maturities of notes payable is as follows for the years ending August 31; $2,039,487 current; and $150,000 2018. Included within those amounts due to related parties are: $1,028,964 current and $75,000 for 2018.

Derivative Liabilities

Creditor #2 Note

The Creditor #2 Notes were executed on April 15, 2014 and were immediately convertible into the Company’s common stock at a 45% discount to the lowest trading price for the 15 days prior to the conversion date. As a result of the fact that the number of shares the Creditor #2 Notes was convertible into was indeterminable, the Company determined a derivative liability was embedded within the Creditor #2 Notes. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $3,158,190 as of April 15, 2014 of which $1,219,891 was included within “change in fair value of derivatives” due to a portion of the derivative liability being in excess of the $250,000 in proceeds received and $1,481,723, which included offset of $206,576 from relief of the derivative liability related to the Creditor Notes, within “Loss on extinguishment” due to extinguishment accounting on the Creditor Note transferred to Creditor #2. On August 31, 2016 and 2015, the Company re-measured the derivative liability using the input attributes below and determined the value to be $427,334 and $606,698, respectively.

	August 31, 2016	August 31, 2015

Expected life (in years)	0.50	0.50
Balance of note and accrued interest outstanding	$499,839	$391,242
Stock price	$0.08	$0.08
Effective conversion price	$0.04	$0.04
Shares issuable upon conversion	11,359,977	8,891,864
Risk-free interest rate	0.50%	0.50%
Expected volatility	69.20%	361.00%
Expected dividend yield	-	-

Creditor #3 Note

The Creditor #3 Notes were executed on December 24, 2014 and were immediately convertible into the Company’s common stock at a and is convertible on the date of issuance based upon based upon a 25% discount to lowest trading price, for the 5 trading days prior to conversion. As a result of the fact that the number of shares the Creditor #2 Notes was convertible into was indeterminable, the Company determined a derivative liability was embedded within the Creditor #2 Notes. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $200,000 as of December 24, 2014. As a result of the valuation of the derivative liability being in excess of the value of the carrying value of Creditor #3 by $50,000, a loss on derivative liability of $50,000 was recorded by the Company. On August 31, 2016 and 2015, the Company re-measured the derivative liability using the input attributes below and determined the value to be $52,203 and $102,809, respectively.

	August 31, 2016	August 31, 2015

Expected life (in years)	0.50	0.50
Balance of note and accrued interest outstanding	$120,409	$93,350
Stock price	$0.08	$0.08
Effective conversion price	$0.06	$0.06
Shares issuable upon conversion	2,006,817	1,555,833
Risk-free interest rate	0.50%	0.50%
Expected volatility	69.20%	361.00%
Expected dividend yield	-	-

Other Notes with Adjustable Conversion Features

As discussed above, on December 24, 2014 the Company issued a $72,890 promissory note to a third party. The convertible promissory note was immediately convertible into the Company's common stock at a 10% discount to the lowest traded price for the five days prior to the conversion date. As a result of the fact that the number of shares the promissory note is convertible into is indeterminable, the Company determined a derivative liability was embedded within the promissory note. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $94,487 as of December 24, 2014. As a result of the valuation of the derivative liability being in excess of the value of the carrying value of convertible promissory note by $21,597, a loss on derivative liability of $21,597 was recorded by the Company. In addition, on March 17, 2015 the Company received an additional $41,459 in proceeds under the promissory note. On March 17, 2015, the Company recorded an additional derivative liability of $69,098, resulting in a loss on derivative liability of $27,639. On August 31, 2016 and 2015, the Company re-measured the derivative liability using the input attributes below and determined the value to be $50,695 and $123,566, respectively.

	August 31, 2016	August 31, 2015

Expected life (in years)	0.50	1.40
Balance of note and accrued interest outstanding	$114,350	$114,350
Stock price	$0.08	$0.08
Effective conversion price	$0.07	$0.07
Shares issuable upon conversion	1,588,194	1,588,194
Risk-free interest rate	0.62%	0.50%
Expected volatility	134.29%	369.00%
Expected dividend yield	-	-

As discussed above, on April 28, 2015 the Company issued a $56,806 promissory note to a third party. The convertible promissory note was immediately convertible into the Company's common stock at a 15% discount to the lowest traded price for the five days prior to the conversion date. As a result of the fact that the number of shares the promissory note is convertible into is indeterminable, the Company determined a derivative liability was embedded within the promissory note. The Company measured the derivative liability using the input attributes disclosed below and recorded a derivative liability of $66,831 as of April 28, 2015. On August 31, 2016 and 2015, the Company re-measured the derivative liability using the input attributes below and determined the value to be $31,143 and $65,783, respectively.

	August 31, 2016	August 31, 2015

Expected life (in years)	0.67	2.00
Balance of note and accrued interest outstanding	$56,806	$56,806
Stock price	$0.08	$0.08
Effective conversion price	$0.07	$0.07
Shares issuable upon conversion	835,382	835,382
Risk-free interest rate	0.62%	0.50%
Expected volatility	134.29%	369.00%
Expected dividend yield	-	-

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

On April 24, 2015, the Company entered into an Exchange Agreement with Lux pursuant to which the Company issued 10,000 shares of its Series C in exchange for 1,869 shares of Company common stock tendered by Lux to the Company for cancellation. The Lux common stock was originally issued to Lux by the Company on March 12, 2013. In connection with the transaction, the Company recorded a loss on settlement of $1,499,850, which represented the difference in the fair market value of the Series C issued of $1.5 million and the common stock received of $150. See Note 4 for additional transaction with Lux.

On April 24, 2015, the Company entered into an Exchange Agreement with Mark J. Richardson ("MJR") pursuant to which the Company issued 500 shares of its Series C in exchange for 19 shares of Company common stock tendered by MJR to the Company for cancellation. The MJR common stock was originally issued to MJR by the Company on March 13, 2013. In connection with the transaction, the Company recorded a loss on settlement of $74,998, which represented the difference in the fair market value of the Series C issued of $75,000 and the common stock received of $2.

See below and Note 10 for discussion related to additional issuances of Series C.

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

On October 26, 2015, the Company filed a 14C with the Securities and Exchange Commission indicating their intent to amendment the Articles of Incorporation to: (i) change the Company's name from StreamTrack, Inc. to Total Sports Media, Inc., (ii) effect a 1-for 800 reverse split of the Company's common stock and (iii) decrease the authorized number of shares of common stock from an unlimited number to 40,000,000. The Company received approval to these actions on December 6, 2016 and will reflect under the new ticker TSMI, after 20 days. The 1-for 800 reverse split has been retroactively reflected within these consolidated financial statements.

During the year ended August 31, 2015, the Company authorized up to 375,000 shares to be issued under the StreamTrack, 2015 Incentive Stock Plan.

During the years ended August 31, 2016 and 2015, 530 and 50 shares of Series C with a value of $79,500 and $22,500 were converted into 993,750 and 281,250 shares of common stock, respectively.

See Notes 5, 6, 10 and 12 for discussion regarding the issuance of common stock.

Detachable Stock Warrants

On April 27, 2015, the Company entered into an Investment Agreement with RTV Media Corp. (“RTV”) pursuant to which RTV initially invested $75,000 into the Company in consideration for $75,000 of worth of warrants at an exercise price of $0.08 to purchase the common stock of the Company. Upon exercise, RTV has up to five years to exercise the warrants. In addition, RTV agreed to invest up to an additional $425,000 of capital into the Company in consideration for which additional warrants will be granted upon investment. The Company has accounted for the warrants as common stock to be issued as there are no provisions within the agreement in which will require the Company to return the capital provided.

On December 3, 2015, the Company issued RTV Media Corp. (“RTV”) warrants in consideration of $12,500. The exercise price shall be equal to the higher of (i) $0.001 or (ii) 85% of the average closing price of the Company’s common stock as quoted on the public securities trading market for the ten (10) consecutive trading days immediately prior to the Holder’s exercise of this warrant.

In connection with the acquisition of RL on August 31, 2012, the Company assumed a total of 453 detachable stock warrants from RL (the “RL Warrants”). The RL Warrants have a three-year term and are convertible into the Company’s common stock at an exercise price of $328.00 per share. The RL Warrants had been previously convertible into RL common stock at a price of $400.00 per share. The exercise price of the RL Warrants, that became exercisable for issuance of the Company’s common stock as of August 31, 2012, was adjusted to $328.00 upon the closing of the August 31, 2012 acquisition. The warrant expired without exercise on August 31, 2015.

12. Subsequent Events

See Note 10 for amendment to the Lender Financing agreement and discussion regarding the satisfaction of Creditor #3 note payable.

See Note 11 for discussion regarding amendment to the articles of incorporation and a reverse stock split.

On January 20, 2017, a lawsuit was filed against StreamTrack Media, Inc. by Prodedge, LLC for $80,500 plus attorney fees for breach of contract, covenant of good faith and fair dealing. The Company is reviewing the case and plans to respond accordingly.

In accordance with ASC 855-10, we have analyzed our operations subsequent to August 31, 2016 to the date these consolidated financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these consolidated financial statements, other than those disclosed above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

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

As of August 31, 2016, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized, and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer , to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of August 31, 2016.

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

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of our internal controls over financial reporting as of August 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of August 31, 2016, our internal control over financial reporting was effective based on those criteria. There have been no changes in internal control over financial reporting since August 31, 2016, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of August 31, 2016 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the executive officers and directors of the Company and its subsidiaries as of August 31, 2016:

Name	Age	Position

Michael Hill	40

Chief Executive Officer, President, Chief Financial Officer, Corporate Secretary, and Chairman of the Board of Directors of Total Sports Media, Inc. (formerly known as StreamTrack, Inc.). and Chief Financial Officer, Corporate Secretary, and Chairman of the Board of Directors of StreamTrack Media, Inc.

Aaron Gravitz	36	Director of Total Sports Media, Inc. (formerly known as StreamTrack, Inc.). and Chief Executive Officer of StreamTrack Media, Inc.

Michael Hill, age 40, has been the Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary of Total Sports Media, Inc. (formerly known as StreamTrack, Inc.). since May 2012. He is also the co-founder of RadioLoyalty, Inc., a digital media and streaming solutions provider with innovative technology focused on the internet, mobile, radio and television broadcasting industries which was acquired by StreamTrack’s wholly owned subsidiary, StreamTrack Media, Inc., a California corporation (“STMI”), in August 2012. Mr. Hill has been the Chief Financial Officer, Corporate Secretary, and Chairman of the Board of Directors of STMI since its inception and was the Chief Executive Officer and President of STMI from its inception to September 2012. Mr. Hill is a seasoned media executive with over 11 years of experience building digital businesses. Prior to launching RadioLoyalty in 2011, Mr. Hill was the Chief Strategy Officer of Lenco Mobile, Inc., a global mobile technology services and marketing company. His primary responsibilities were to oversee the development, deployment and launch of international offices in United Kingdom, Mexico, Colombia, Singapore, New Zealand, China, South Korea and Australia. Simultaneously, Mr. Hill was responsible for the technology design, development, launch and implementation of its MMS Messaging Platform with the world’s largest wireless carriers. Before joining Lenco Mobile, Mr. Hill founded AdMax Media in 2008, an advertising technology company where he developed an advertising network software, Admaximizer.com. From 2004 until 2008, Mr. Hill served as the Chairman and Chief Executive Officer of Commerce Planet. In 2008, both businesses were sold to a public company, Lenco Mobile Inc., which purchased all assets and liabilities, establishing the AdMax Media operation. A veteran of online advertising, Mr. Hill has founded multiple other private technology and media companies. Mr. Hill has designed and developed many proprietary technology platforms, including but not limited to UniversalPlayer TM , RadioLoyalty TM, Admaximizer TM, WatchThis TM, Jupiter MMS TM, and Build.mobi. Prior to this work, Mr. Hill served in the United States Navy, receiving the honor of Enlisted Surface Warfare Specialist.

Mr. Hill’s qualifications:

•

Leadership experience – Mr. Hill has been our Chairman, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary since May 2012. He also currently serves as the Chairman, Chief Financial Officer, and Corporate Secretary of STMI.

•

Finance experience – Mr. Hill currently serves as Chief Financial Officer of Total Sports Media, Inc. (formerly known as StreamTrack, Inc.). and has been supervising the financial management of Total Sports Media, Inc. (formerly known as StreamTrack, Inc.). since May 2012.

•	Industry experience – Mr. Hill has built numerous successful digital media businesses for the past 12 years.

Aaron Gravitz. Mr. Gravitz, age 36, co-founded RadioLoyalty Inc. in 2011. He has been a director of the Company since September 2012 and the Chief Executive Officer of STMI since September 2012. He has over 16 years experience in the online advertising space. Prior to co-founding RadioLoyalty, Inc., he was the Chief Operating Officer of Lenco Media Inc. from January 2011 to September 2012 and the Chief Operating officer of AdMax Media Inc. from January 2010 to January 2011. Mr. Gravitz joined Commerce Planet in 2004, serving in various roles, and ultimately as Chief Operating Officer. Mr. Gravitz has significant experience in operating an advertising network, bringing products to market, and managing the entire media buying and selling process. His track record includes founding multiple companies that grew to over 50 million dollars in combined sales, with several leading to acquisition. Mr. Gravitz’s current responsibilities at the Company include, but are not limited to, directing operations, overseeing media buying and sales, product development, managing strategic relationships, directing customer relations, and broadcaster development. Mr. Gravitz received a bachelor’s degree in public policy and ethics from the University of California Santa Barbara in 2004.

Mr. Gravitz’s qualifications:

•	Leadership Experience – Mr. Gravitz has held various leadership and executive positions including Chief Executive Officer of STMI and COO of RadioLoyalty Inc.
•	Industry Experience – Mr. Gravitz has built numerous successful digital media businesses for the past 12 years.

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

Report of the Audit Committee

Our Board of Directors does not have an audit committee. Accordingly, we have not received any reports from an audit committee during the fiscal year ended August 31, 2016. Our full Board of Directors is presently performing the functions of an audit committee until an audit committee is formed in the future.

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

Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to the Company’s Reporting Persons during and with respect to the fiscal year ended August 31, 2016 have been complied with on a timely basis.

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

Executive Officer Compensation

The following summary compensation table sets forth certain information concerning compensation paid to the Company’s Chief Executive Officer and its most highly paid executive officers (the “Named Executive Officers”) whose total annual salary and bonus for services rendered in all capacities for the year ended August 31, 2016 was $100,000 or more.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Restricted Stock Awards	All Other Compensation	Total

Michael Hill (1)	2015	$117,336	-0-	$-0-	-0-	$117,336
Chairman, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary of Total Sports Media, Inc. (formerly known as StreamTrack, Inc.). and Chairman, Chief Financial Officer, and Corporate Secretary of STMI	2014	$240,000	-0-	$-0-	-0-	$240,000

Aaron Gravitz (2)	2015	$97,336	-0-	$-0-	-0-	$97,336
Director of Total Sports Media, Inc. (formerly known as StreamTrack, Inc.). and Chief Executive Officer of STMI	2014	$240,000	-0-	$-0-	-0-	$240,000

_____________

(1)

Mr. Hill has been Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary of Total Sports Media, Inc. (formerly known as StreamTrack, Inc.) since May 2012 and Chairman, Chief Financial Officer, and Corporate Secretary of STMI since August 2012. Current year salary amounts presented above include accrual of $4,667 for the period from September 2015 to August 2016. As of August 31, 2016, total amounts included within related party payables on the accompanying balance sheet for the officer's services during the 2016 fiscal year was approximately $50,000.

(2)

Mr. Gravtiz has been a director of Total Sports Media, Inc. (formerly known as StreamTrack, Inc.) since September 2012 and the Chief Executive Officer of STMI since September 2012. Current year salary amounts presented above include accrual of $4,667 for the period from September 2015 to August 2016. As of August 31, 2016, total amounts included within related party payables on the accompanying balance sheet for the officer's services during the 2016 fiscal year were $50,000.

Employment Agreements

We have not entered into consulting agreements with our executive officers.

Employee Benefit Plans

We have not yet, and have no plans to, establish a management stock option plan pursuant to which stock options may be authorized and granted to the executive officers, directors, employees and key consultants of Total Sports Media, Inc. (formerly known as StreamTrack, Inc.).

Director Compensation

None of our directors received any compensation for their respective services rendered to us as directors during the years ended August 31, 2016 and 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Total Sports Media, Inc. (formerly known as StreamTrack, Inc.) at August 31, 2016. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of August 31, 2016 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 5,237,569 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o Total Sports Media, Inc. (formerly known as StreamTrack, Inc.)., 5662 Calle Real #231, Goleta, CA 93117. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name, Title and Address	Number of Shares Beneficially Owned (1)	Percentage Ownership

Michael Hill
Chairman, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary of Total Sports Media, Inc. (formerly known as StreamTrack, Inc.). and Chairman, Chief Financial Officer, and Corporate Secretary of STMI	957,915	18.3%

Aaron Gravitz
Director of Total Sports Media, Inc. (formerly known as StreamTrack, Inc.). and Chief Executive Officer of STMI	695,225	13.3%

All current Executive Officers as a Group	1,653,140	31.6%

________________

* Indicates beneficial ownership of less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Financing

The related party payable as of August 31, 2016 consists of unpaid compensation and non-interest bearing cash advances and charges on personal credit lines made on behalf of the Company by the Company’s Chief Executive Officer and an executive of the Company’s subsidiary. The balances owed to the executives are not secured and are due on demand. Interest will be charged on these balances. However, no formal agreement has been executed to quantify the interest. The Company has only been operating since November 30, 2011. As a result, the Company has an extremely limited credit history. The Company’s Chief Executive Officer, and the Chief Executive Officer of StreamTrack Media, Inc. use their personal credit cards to fund operations on a frequent basis. If the Company did not have access to these credit cards, the Company would have to rely exclusively on external sources of capital. The Company’s external sources of capital are not always readily available. Once the Company’s track record is more established and results of operations are profitable, then external sources of capital should become more readily available. As a result, in time-constrained circumstances, the use of personal credit cards is necessary until such time as the Company is able to build up its own credit-worthiness and access more readily available and significant credit.

RL entered into several convertible promissory notes with its founders, officers and high-level executives since its inception on December 1, 2011. See Note 9 and Note 10 for additional information.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2016 and for fiscal year ended August 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Audit Fees

An aggregate of $29,000 was billed by our auditors for the following professional services: audit of our annual financial statement for the fiscal year ended August 31, 2016, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended November 30, 2015, February 29, 2016, and May 31, 2016.

An aggregate of $33,000 was billed by our auditors for the following professional services: audit of our annual financial statement for the fiscal year ended August 31, 2015, and review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended November 30, 2014, February 28, 2015, and May 31, 2015.

Audit Related Fees

Our auditors billed us $0 for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding section during the fiscal years ended August 31, 2016 and 2015.

Tax Fees

Our auditors billed us $0 for tax preparation services during the fiscal years ended August 31, 2016 and 2015.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in the preceding sections was $0 during the fiscal years ended August 31, 2016 and 2015.

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

TOTAL SPORTS MEDIA, INC. (FORMERLY KNOWN AS STREAMTRACK, INC.).

Dated: March 7, 2017	By:	/s/ Michael Hill
Michael Hill,
Chief Executive Officer, President,
Chief Financial Officer, and Corporate Secretary
(Principal Executive Officer and Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 7, 2017	Dated: March 7, 2017

/s/ Michael Hill	/s/ Aaron Gravitz
Michael Hill,	Aaron Gravitz,
Chief Executive Officer, President,	Director
Chief Financial Officer, and Corporate Secretary
(Principal Executive Officer and Principal Financial/Accounting Officer)

