Form 10-Q
period 2016-11-30
Total Sports Media, Inc.
filed 2017-11-16
CIK 1442376

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

Commission File Number: 333-153502

TOTAL SPORTS MEDIA, INC.
(Exact name of registrant as specified in its charter)

Wyoming	26-2589503
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5662 Calle Real #231

Goleta, California 93117

(Address of principal executive offices)

(805) 500-6260

(Registrant’s telephone number, including area code)

___________________________________________________________

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

On November 9, 2017 the registrant had 9,004,564 shares of the Company’s common stock outstanding.

PART I

Item 1. FINANCIAL STATEMENTS

Total Sports Media, Inc.

Condensed Consolidated Balance Sheets

 (unaudited)

	As of November 30, 2016	As of August 31, 2016

Assets:
Current assets
Cash	$5,339	$6,461
Accounts receivable, net of allowances of $6,000 and $6,000, respectively	43,846	64,499
Prepaid expenses	577	931
Total current assets	49,762	71,891
Property and equipment, net	219,469	362,244
Other assets
Other assets	-	27,033
Total other assets	-	27,033
Total assets	$269,231	$461,168

Liabilities and Stockholders' Deficit
Current liabilities
Account payable and accrued expenses	$1,391,916	$1,255,239
Line of credit	1,063,142	955,320
Capital lease payable - in default	54,704	54,704
Related party payables	296,600	281,291
Convertible notes payable, net of discount of $28,501 and $56,151, respectively	935,897	954,372
Related party convertible notes payable, net of discount of $605 and $67,687, respectively	1,103,359	961,277
Derivative liabilities embedded within convertible notes payable	1,088,002	561,374
Total current liabilities	5,933,620	5,023,577
Long term liabilities
Convertible notes payable	25,000	75,000
Related party convertible notes payable	-	75,000
Total long term liabilities	25,000	150,000
Total liabilities	5,958,620	5,173,577

Series C preferred stock; $0.0001 par value; 20,000 shares authorized; 11,270 shares issued and outstanding as of November 30, 2016 and August 31, 2016	1,690,500	1,690,500

Commitments and contingencies (Note 5)
Stockholders' Deficit:
Series A preferred stock; $0.0001 par value; 100 shares authorized; 0 shares issued and outstanding as of November 30, 2016 and August 31, 2016	-	-
Series B preferred stock; $0.0001 par value; 200,000 shares authorized; 200,000 shares issued and outstanding as of November 30, 2016 and August 31, 2016	20	20
Common stock, $0.0001 par value; Unlimited shares authorized at November 30, 2016 and August 31, 2016; 5,248,150 shares issued and outstanding at November 30, 2016 and August 31, 2016	525	525
Additional paid-in capital	3,761,164	3,761,164
Common stock to be issued	87,500	87,500
Accumulated deficit	(11,229,098)	(10,252,118)
Total stockholders' deficit	(7,379,889)	(6,402,909)
Total liabilities and stockholders' deficit	$269,231	$461,168

The accompanying notes are an integral part of the condensed consolidated financial statements.

Total Sports Media, Inc.

Condensed Consolidated Statements of Operations

 (unaudited)

	For the Three Months Ended November 30, 2016	For the Three Months Ended November 30, 2015
Revenues:
Advertising	$57,283	$174,025
Services	-	8,250
Total revenues	57,283	182,275

Costs of revenues:
Media network	49,054	70,266
Colocation services	-	6,136
Broadcaster commissions	7,581	11,530
Other costs	122	274
Total costs of revenues	56,757	88,206

Gross profit	526	94,069

Operating expenses:
Product development	6,000	72
Officer compensation	25,000	25,000
Sales and marketing	308	5,748
Other expenses	207,304	281,495
Total operating expenses	238,612	312,315

Loss from operations	(238,086)	(218,246)

Other income (expense):
Other income (expense)	940	-
Interest expense (including accretion of debt discount of $94,732 and $123,489, respectively)	(242,379)	(219,508)
Gain on debt extinguishment	150,387	-
Loss on disposal of assets	(69,011)	-
Change in fair value of derivatives	(578,831)	3,882
Total other income (expense)	(738,894)	(215,626)

Loss before provision for income taxes	(976,980)	(433,872)

Provision for income taxes	-	-

Net loss	$(976,980)	$(433,872)

Basic and diluted net loss per common share attributable to common stockholders	$(0.19)	$(0.10)
Weighted-average number of shares used in computing basic and diluted per share amounts	5,248,150	4,281,900

The accompanying notes are an integral part of the condensed consolidated financial statements.

Total Sports Media, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended November 30, 2016	For the Three Months Ended November 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(976,980)	$(433,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73,764	77,801
Re-measurement of derivative liabilities	578,831	(3,882)
Accretion of debt discount	94,732	123,490
Impairment of patents	27,033	-
Loss on disposal of assets	69,011	-
Gain on extinguishment of debt and accrued interest	(150,387)	-
Changes in operating assets and liabilities:
Accounts receivable	20,653	(7,687)
Prepaid expenses	354	354
Accounts payable and accrued expenses	163,736	(63,996)
Related party accrued liabilities	15,309	100,392
Net cash used in operating activities	(83,944)	(207,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase or development of property and equipment	-	(18,417)
Net cash used in investing activities	-	(18,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on convertible notes	(25,000)	-
Proceeds from line of credit	107,822	217,908
Net cash provided by financing activities	82,822	217,908

Change in cash and cash equivalents	(1,122)	(7,909)
Cash and cash equivalents, beginning of period	6,461	7,909
Cash and cash equivalents, end of period	$5,339	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$5,728
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Conversion of Series C preferred stock in common stock	$-	$16,500
Increase in line of credit for facility fee	$-	$2,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

Total Sports Media, Inc.

Notes to Condensed Consolidated Financial Statements

November 30, 2016

(unaudited)

1. Nature of Business

Total Sports Media, Inc. (the “Company”) is a digital media and technology services company. The Company provides audio and video streaming and advertising services through its RadioLoyaltyTM Platform (the “Platform”) to over 5,000 internet and terrestrial radio stations and other broadcast content providers. The Platform consists of a web-based and mobile player that manages streaming audio and video content, social media engagement, display and video ad serving within the web player and is also capable of replacing audio ads with video ads within the web player in a live or on-demand environment. The Company offers the Platform directly to its broadcasters and integrates or white labels its technologies with web-based internet radio guides and other web-based content providers. The Company is also continuing development of SportsAlert™, a product subscriber based alert product. The Company was incorporated as a Wyoming corporation on May 6, 2008.

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for year ended August 31, 2016. In the opinion of management, all adjustments necessary in order for the consolidated financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ended August 31, 2017. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, StreamTrack Media, Inc. and RadioLoyalty, Inc., California corporations. Radio Loyalty, Inc. is in the process of being dissolved with operations being transferred to StreamTrack Media, Inc.. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the three months ended November 30, 2016, the Company recorded an operating loss of $238,086 and a net loss of $976,980. As of November 30, 2016, the Company had a working capital deficit of $5,883,858, which excluding the derivative liability was $4,795,856. The net loss and negative working capital indicate substantial doubt about the entity’s ability to continue as a going concern.

Management is confident but cannot guarantee that the Company will be able to raise additional capital in order to repay debts and continue operations. As of August 31, 2016, and during fiscal 2017, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others. The Company’s normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management’s business plan. Since inception and through the date of these financial statements, the Company has successfully raised a significant amount of capital through debt and equity offerings. The Company anticipates launching several new product offerings and initiating certain new partnerships during the fiscal year ending August 31, 2018. The Company anticipates those products and partnerships to be profitable but notes that it will require an unknown amount of capital for product development and commercial deployment. The Company will attempt to have its potential partners pay for the some of these costs but management cannot be certain that it will succeed in entering into such arrangements. Management may potentially make a business decision to move forward, delay, or cancel certain partnerships because of the Company’s overall capital needs. Nonetheless, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan and become profitable. If the Company is unable to become profitable and sustain positive cash flow from operations, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. As of November 30, 2016, there were 11,207,173,094 potentially dilutive shares of common stock that were excluded because their effect would be anti-dilutive.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including convertible debt instruments, preferred stock, restricted stock unit grants and detachable stock warrants. Basic and diluted net loss per share was the same as basic for the three months ended November 30, 2016 and 2015 presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued Accounting Standard Updates (“ASUs”) to amend the authoritative literature in Accounting Standards Codification (“ASC”). There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

2. Composition of Certain Financial Statement Captions

Property and Equipment

Property and equipment consisted of the following:

	November 30, 2016	August 31, 2016

Software	$1,673,497	$1,804,257
Servers, computers, and other related equipment	153,824	153,824
Leasehold improvements	1,675	1,675
	1,828,996	1,959,756
Less accumulated depreciation and amortization	(1,609,527)	(1,597,512)
Property and equipment, net	$219,469	$362,244

Depreciation expense totaled $73,764 and $77,801 for the three months ended November 30, 2016 and 2015, respectively. During the three months ended November 30, 2016, the Company discontinued the development of their Amped Fantasy products. In connection with this, the Company recorded an impairment loss on disposal of assets of $69,011.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	November 30, 2016	August 31, 2016

Accounts payable	$845,778	$814,707
Accrued interest	394,971	87,661
Accrued broadcaster commissions	88,981	301,883
Credit card	62,186	50,989
Accounts payable and accrued expenses	$1,391,916	$1,255,239

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2016 and August 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term in nature or they are payable on demand.

The fair value of these financial assets and liabilities was determined using the following inputs:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Fair values as of November 30, 2016
Liabilities:
Derivative liabilities	$-	$1,088,002	-	$1,088,002

Total liabilities measured at fair value	$-	$1,088,002	-	$1,088,002

Fair values as of August 31, 2016
Liabilities:
Derivative liabilities	-	$561,374	-	$561,374

Total liabilities measured at fair value	$-	$561,374	-	$561,374

The Company’s derivative liabilities were classified as Level 2 within the fair value hierarchy because they were valued using significant other observable inputs. At each reporting period, the Company calculates the derivative liability using the Black-Scholes pricing model taking into account variables such as expected life, risk free interest rate, expected volatility, the fair market value of the Company’s common stock and the conversion price.

4. Asset Acquisition / Disposition

Asset Disposition

On February 19, 2016, the Company, entered into and closed an Asset Purchase Agreement with Electric Lightwave, LLC (“Electric Lightwave”), a wholly owned subsidiary of Integra Telecom Holdings, Inc. pursuant to which, Electric Lightwave purchased from the Company certain assets related to the Company’s data center located in Santa Barbara, including equipment and inventory, for a purchase price of $150,000. As of the date of the sale all the assets were fully depreciated. In connection with the transaction, the Company recorded a gain of $146,012, as rent deposit of $3,988 was transferred as part of the sale, which is recorded within gain on sale of co-location and domain on the accompanying statement of operations.

On February 2, 2016, the Company sold the watchthis.com domain name for $30,000, which is recorded within gain on sale of co-location and domain on the accompanying consolidated statement of operations.

5. Commitments and Contingencies

On October 23, 2013, the Superior Court in the Judicial District of Danbury, Connecticut entered an order approving the stipulation of the parties (the “Stipulation”) in the matter of ASC Recap LLC (“ASC”) v. StreamTrack, Inc. Under the Stipulation, the Company agreed to issue to ASC, as settlement of liabilities owed by the Company to ASC in the aggregate amount of $766,288 (the “Claim Amount”), shares of common stock (the “Settlement Shares”) as follows:

(a) In one or more tranches as necessary, 4,675 shares of common stock (the “Initial Issuance”) and an additional 250 shares of common stock as a settlement fee.

(b) Through the Initial Issuance and any required additional issuances, that number of shares of common stock with an aggregate value equal to (A) the sum of

(i) the Claim Amount and (ii) reasonable attorney fees and trade execution fees in the amount of $75,000, divided by (B) the Purchase Price (defined under the Stipulation as the market price) (defined as the lowest closing bid price of the Company’s common stock during the valuation period set forth in the Stipulation) less the product of the Discount (equal to 25%) and the market price. The parties reasonably estimated that the fair market value of the Settlement Shares and all other amounts to be received by ASC is equal to approximately $1,100,000.

(c) If at any time during the valuation period the closing bid price of the Company’s common stock is below 90% of the closing bid price on the day before an issuance date, the Company will immediately cause to be issued to ASC such additional shares as may be required to effect the purposes of the Stipulation.

(d) Notwithstanding anything to the contrary in the Stipulation, the number of shares beneficially owned by ASC will not exceed 9.99% of the Company’s outstanding common stock.

In connection with the Settlement Shares, the Company relied on the exemption from registration provided by Section 3(a)(10) under the Securities Act.

There were no shares issued to ASC during the three months ended November 30, 2016 and 2015. The remaining amount on the settlement of liabilities owed by the Company to ASC is in the aggregate amount of $151,290 as of November 30, 2016 and 2015. The Company cannot reasonably estimate the amount of proceeds ASC expects to receive from the sale of these shares which will be used to satisfy the liabilities. Thus, the Company accounts for the transaction as the shares are sold and the liabilities are settled. All amounts are included within accounts payable. Shares which are held by ASC at each reporting period are accounted for as issued but not outstanding, of which there are none as of period end.

Legal Proceedings

The Company is potentially subject to various legal proceedings and claims arising in the ordinary course of its business. There are no pending legal proceedings against the Company as of the date of these financial statements. See Note 11 for a subsequent event related to a legal proceeding.

6. Capital Lease

On March 22, 2013, the Company reached a settlement and release agreement with IBM Credit, LLC, (“IBM”) the lessor associated with the Company’s computer servers and software classified under capital lease. The balance owed to IBM as of March 22, 2013 was agreed to be $108,704. The Company agreed to make payments of $9,000 per month, with a final payment of $9,704 on March 1, 2014, in order to satisfy this balance. As of November 30, 2016 and August 31, 2016, the Company was in default of this agreement and the amount outstanding of $54,704 is reflected as a current liability on the accompanying consolidated balance sheets.

7. Related Party Transactions

The related party payable as of November 30, 2016 and August 31, 2016 consists of unpaid compensation, cash advances and charges on personal credit lines made on behalf of the Company by the Executives. The balances owed to the Executives are not secured and are due on demand. The Company is required to pay the interest charges on personal credit cards. Interest will be charged on these credit line balances based upon effective credit card rates. During the period from December 1, 2014 to May 31, 2015, the Executives agreed to a temporary reduction in their annual salary from $240,000 to $50,000 per annum. As of June 1, 2015 the effective rate of pay should be $240,000 per year but subsequently the executives verbally agreed to continue the moratorium until May 31, 2017. Subsequent to May 31, 2017, the annual salary due to the executives was reinstated to the $240,000 per annum. As of November 30, 2016 and August 31, 2016, amounts due to these Executive related to accrued compensation and advances were $296,600 and $281,291, respectively.

See Notes 8 and 10 for additional related party transactions.

8. Debt Instruments

Line of Credit

On April 11, 2013, the Company executed a non-dilutive asset-based debt financing (the “Lender Financing”) with a third party (the “Lender”). The Lender Financing for a line of credit, secured by all of the Company’s assets. The Company’s management also executed limited recourse guarantees with the Lender. Interest is payable monthly based on a floating interest rate determined based on a formula outlined in detail within the financing agreement. The Company anticipates the effective monthly interest rate charged on the outstanding balance owed to the third party will be approximately 9.75%.

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

On June 1, 2017, the Company executed an addendum to this agreement whereby the maturity date has been extended to May 15, 2018 with interest calculated at Prime plus 6.25%. The line of credit was also increased to $1,123,642

Creditor #2 Convertible Promissory Notes

In April 2014, the Creditor entered into an exchange agreement with another lender (the “Creditor #2”) whereby the Creditor transferred the Creditor’s notes and accrued interest to Creditor #2. In April 2014, the Company entered into i) a note agreement for $284,560 representing amounts transferred from the Creditor; ii) two $125,000 notes in which the proceeds were received on the same date (collectively referred to as the “Creditor #2 Notes”) with Creditor #2. The Creditor #2 Notes bear interest per annum at 10.0%, payable six months after the issuance date and are convertible on the date of issuance based upon based upon a 45% discount to lowest trading price, for the 15 trading days prior to conversion. As a result, the lower the stock price at the time the Creditor #2 converts the Creditor #2 Notes, the more common shares the Creditor #2 will receive. There were no conversions during the three months ended November 30, 2016 and 2015. The remaining principal balance was $391,242 as of November 30, 2016 and August 31, 2016. The convertible notes were due October 2014, however, as of the date of this filing there have been no demands or notifications of default received from the holder. Based upon the agreements, at the time of default the Company was potentially liable for $90,000 in additional penalties. During the three months ended November 30, 2016, the Company recorded $90,000 in penalties as accrued interest and interest expense. The impact of the penalty wasn’t significant to previously issued financial statements as well as the current period being reported on. The penalty doesn’t incur interest and isn’t convertible into shares of the Company’s common stock.

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

Creditor #3 Convertible Promissory Note

In December 2014, a convertible promissory note holder (“Holder”) entered into an exchange agreement with another lender (the “Creditor #3”) whereby the Holder transferred the Holder’s notes and accrued interest to Creditor #3. In December 2014, the Company entered into i) a note agreement for $150,000 representing the principal amount transferred from the Holder. The Creditor #3 Note bears interest per annum at 10.0%, due on August 22, 2015 and is convertible on the date of issuance based upon based upon a 25% discount to lowest trading price, for the 5 trading days prior to conversion. As a result, the lower the stock price at the time the Creditor #3 converts the Creditor #3 Notes, the more common shares the Creditor #3 will receive. There were no conversions during the three months ended November 30, 2016 and 2015. In September 2016, the Creditor #3 note and accrued interest was satisfied by the Company for $25,000. The Company recorded a gain on extinguishment of $150,387 during the three months ended November 30, 2016. The gain consisted of forgiven principal and accrued interest of $98,184 and removal of the derivative liability of $52,203. The remaining principal balance was $93,350 as of August 31, 2016.

Convertible Promissory Notes

As of November 30, 2016 and August 31, 2016, in addition to the notes owing to Creditors #2 and #3 (above) the Company has outstanding 35 convertible promissory notes respectively issued between December 2011 and November 2016. The convertible promissory notes bear interest at either 4% or 8% per year and are due in full, including principal and interest, two-three years from the issuance date ranging from August 2014 to February 2018. The convertible promissory notes also include a conversion option whereby the holders may elect at any time to convert any portion or the entire balance into the Company’s common stock at conversion prices ranging from $0.0001 to $0.50. There were no transactions in which impacted these 35 convertible notes payable during the three months ended November 30, 2016, other than the accrual of interest. As of November 30, 2016 and August 31, 2016, the balance of convertible notes payable was $1,704,895 and $1,704,895, respectively.

As of November 30, 2016 and August 31, 2016, 26 of the above-mentioned 35 convertible promissory notes with outstanding balances totaling $1,103,964 and $1,103,964 respectively, are held by related parties. As of November 30, 2016, amounts included within accounts payable and accrued interest due to related parties for accrued interest on these convertible promissory notes was $105,477. These related parties consist of the Company’s officers, a Director, significant shareholders or entities controlled by these individuals.

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

The discounts are amortized over the term of the convertible promissory note using the straight line method. The amortized value for each period is recorded as an offset against the debt discount on the balance sheet, classified as interest expense. During the three months ended November 30, 2016 and 2015, $94,732 and $123,490 of the discounts were amortized to interest expense, respectively. As of November 30, 2016, $29,106, $28,501 of which is on non-related party notes discounts remained which will be expensed in fiscal 2017 through 2018.

9. Derivatives

In connection with convertible notes payable, the Company records derivative liabilities for the conversion feature. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. During the three months ended November 30, 2016 and 2015, the Company didn’t record any additional derivative liabilities as no new convertible notes were issued. On November 30, 2016, the derivative liabilities were revalued at $1,088,002 resulting in a loss of $578,831 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices ranging from of $0.044 to $0.072, the closing stock price of the Company’s common stock on the date of valuation $0.08, an expected dividend yield of 0%, expected volatility of 579%, risk-free interest rates ranging from 0.49% to 0.62%, and an expected term of 0.5 years. On November 30, 2015, the derivative liabilities were revalued at $894,974 resulting in a gain of $3,882 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices ranging from of $0.048 to $0.072, the closing stock price of the Company’s common stock on the date of valuation $0.08, an expected dividend yield of 0%, expected volatility of 360%, risk-free interest rates ranging from 0.27% to 0.75%, and an expected term ranging from 0.5 to 1.42 years.

10. Stockholders’ Equity

Series A Preferred Stock

Each share of Series A Preferred Stock has voting rights equal to the voting equivalent of the common stock into which it is convertible at the time of the vote. The holders of the Series A Preferred Stock are not entitled to dividends. The Series A Preferred Stock has no preferential rights to the Company’s common stock and will share in any liquidation proceeds with the common stock on an as converted basis. No shares of Series A Preferred Stock are outstanding as of November 30, 2016.

Series B Preferred Stock

On October 25, 2013, the Company filed a Certificate of Designation of Series B Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of Wyoming. Pursuant to the Series B Certificate of Designation, the Company designated 200,000 shares of its blank check preferred stock as Series B Preferred Stock. The Series B Preferred Stock will rank senior to the common stock, Series A Preferred Stock and any subsequently created series of preferred stock that does not expressly rank pari passu with or senior to the Series B Preferred Stock (the “Junior Stock”). The Series B Preferred Stock will not be entitled to dividends. In the event of a liquidation, the Series B Preferred Stock will be entitled to a payment of the Stated Value of $1.00 per share prior to any payments being made in respect of the Junior Stock. Each share of Series B Preferred Stock will entitle the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each share of Series B Preferred Stock will entitle the holder to cast such number of votes equal to 0.000255% of the total number of votes entitled to be cast in other words, 51% of the voting interest for the entire Series B. Effective upon the closing of a Qualified Financing, all issued and outstanding shares of Series B Preferred Stock will automatically convert into common stock in an amount determined by dividing the product of the number of shares being converted and the Stated Value by the Conversion Price. The Conversion Price will be equal to the price per share of the common stock sold under the Qualified Financing (or, if the Qualified Financing involves the sale of securities convertible into common stock, by the conversion price of such convertible securities). A “Qualified Financing” is defined as the sale by the Company in a single offering of common stock or securities convertible into common stock for gross proceeds of at least $5,000,000.

Series C Preferred Stock

Effective December 29, 2014, the Company filed a Certificate of Designation of Series C Convertible Preferred Stock (the “Series C”) with the Secretary of State of Wyoming. Pursuant to the Series C, the Company designated 20,000 shares of its blank check preferred stock as Series C Preferred Stock. Each share of Series C is convertible into $150 in fair market value of the Company’s common stock, which fair market value will be equal to the average closing price of the common stock on the over-the-counter market during the 10 trading days immediately prior to the delivery to the Company of a conversion notice. The Series C will share in any liquidation proceeds with the common stock on an as-converted basis, will not have voting rights prior to being converted to common stock, and in the event of any payment of dividends by the Company, will be entitled to dividends on an as-converted basis with the common stock. The Company has presented the Series C outside of stockholders’ equity due to the variable conversion price.

Common Stock

Each share of common stock has the right to one vote per share. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company, whenever funds are legally available, subject to the rights under any outstanding preferred stock.

On October 26, 2015, the Company filed a 14C with the Securities and Exchange Commission indicating their intent to amendment the Articles of Incorporation to: (i) change the Company’s name from StreamTrack, Inc. to Total Sports Media, Inc., (ii) effect a 1-for 800 reverse split of the Company’s common stock and (iii) decrease the authorized number of shares of common stock from an unlimited number to 40,000,000. The Company received approval to these actions on December 6, 2016 and will reflect under the new ticker TSMI, after 20 days. The 1-for 800 reverse split has been retroactively reflected within these consolidated financial statements.

Common Stock to be Issued

On April 27, 2015, the Company entered into an Investment Agreement with RTV Media Corp. (“RTV”) pursuant to which RTV initially invested $75,000 into the Company in consideration for $75,000 of worth of warrants. On December 3, 2015, the Company issued RTV additional warrants in consideration of $12,500. The warrants have an exercise price which is equal to the higher of (i) $0.001 or (ii) 85% of the average closing price of the Company’s common stock as quoted on the public securities trading market for the ten (10) consecutive trading days immediately prior to the Holder’s exercise of this warrant. RTV has up to five years to exercise the warrants. In addition, RTV agreed to invest up to an additional $412,500 of capital into the Company in consideration for which additional warrants will be granted upon investment. The Company has accounted for the warrants as common stock to be issued as there are no provisions within the agreement in which will require the Company to return the capital provided. As of November 30, 2016, if exercised, the Company has the obligation to issue 1,286,765 shares of common stock. Subsequent to November 30, 2016, the Company has received an additional $25,000.

11. Subsequent Events

On January 20, 2017, a lawsuit was filed against one of our subsidiaries StreamTrack Media, Inc. by Prodedge, LLC for $80,500 plus attorney fees for breach of contract, covenant of good faith and fair dealing, which has been recorded in accounts payable as of August 31, 2016 and November 30, 2016. The settlement reached stipulated a payment schedule of $2,000 per month for twelve months starting June 15, 2017 and $4,708 per month for twelve months starting June 15, 2018. As of October 31, 2017, $76,500 is still owed under the settlement.

On June 1, 2017, the Company executed an addendum to the Lender Financing agreement whereby the maturity date has been extended to May 15, 2018 with interest calculated at Prime plus 6.25%. The line of credit was also increased to $1,123,642.

On November 10, 2017, the Company entered into an agreement with a third party to sell a website in exchange for 10 million shares of restricted shares of the third party's common stock. The Company is still evaluating the accounting treatment.

See Notes 7, 8 and 10 for additional subsequent events.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our Form 10-K for the fiscal year ended August 31, 2016 filed with the Securities and Exchange Commission March 7, 2017 and all subsequent filings.

Overview

Total Sports Media, Inc. (“Total Sports Media,” or the “Company”) is a digital media and technology services company. The Company provides audio and video streaming and advertising services through the RadioLoyaltyTM Platform (the “Platform”) to a global group of over 5,000 internet and terrestrial radio stations and other broadcast content providers. We are also developing Robot Fruit, which is intended to be a powerful marketing tool that combines a mobile app creation platform, customer loyalty program, and content management system into an instant and measurable marketing engine for businesses. The Company is also continuing development of StreamTrak, designed to enable fans, artists, bands, music publishers and record labels to distribute, discover, create and share content. Through sportsalert.com the Company owns a subscriber based alert system for various sports with over 100,000 registered users. Users can choose whether they want score updates sent to their mobile phone or email, customizable by sport and events.

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

Advertising revenue constitutes the majority of our total revenue, representing 100% of total revenue for the three months ended November 30, 2016. We anticipate this trend will continue and our revenues will be generated primarily from advertising. Our advertising revenue for the three months ended November 30, 2016 was almost entirely derived from advertising delivered on desktop devices.

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

In April 2015, we completed an asset purchase of Amped Fantasy and SportsAlert™, a daily fantasy sports and alert platform. The company ceased development of Amped Fantasy in the first quarter of 2016 due to uncertain regulatory changes and a lack of funding to continue development SportsAlert is an alert messaging platform that allows subscribers to obtain current stats and scores relating to teams or individual players performances.

The Company received a Final Office Action rejecting the company’s claims to U.S. App No.: 13/559,503 - Ads with Media Streams - RAD-0045.

Key Metrics:

We track listener hours because we believe it is the best key indicator of the growth of our Platform business. Revenues from advertising through our Platform represented substantially all of our revenues for the three months ended November 30, 2016. We also track the number of active users on our Platform as well as the RadioLoyaltyTM app as indicators of the size and quality of our audience, which are particularly important to potential advertisers.

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

We calculate listener hours as follows. When the UniversalPlayer TM is launched a session is created - this is considered the listener’s start time. At one minute following the launch of the UniversalPlayerTM, we record 1 minute of listening time. If a session lasts between 1 and 59 seconds, we record 30 seconds of listening time. At ten-minute intervals following the session being created, we count each 10 minute period as listening time. So for example, if a user launched the UniversalPlayer TM at 11:00am, we will recognize 1 minute of listening time at 11:01, then 10 minutes of listening time at 11:10, 20 minutes at 11:20, etc.

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

Comparison of the Three Months Ended November 30, 2016 and November 30, 2015

	For the Three Months Ended November 30, 2016	For the Three Months Ended November 30, 2015

Revenue:
Advertising	$57,823	$174,025
Services		8,250
Total revenue	$57,823	$182,275

Revenues for the three months ended November 30, 2016 and 30, 2015, totaled $57,823 and $182,275, respectively. The period over period decline can be attributed to several factors. Video revenue decreased for the three month period year over year by $59,914 attributable to reduced listening time, overall industry technical changes and ad related errors including Vpaid errors, ad response times, increased latency, creative errors and creative load time. Display revenue decreased for the three month period year over year by $56,043. Tighter buying criteria by Customers as a result of quality scoring from companies such as Integral Ad Science, Doubleverify and ForensIQ also reduced buys from some Customers.

	For the Three Months Ended November 30, 2016	For the Three Months Ended November 30, 2015
Costs of revenues:
Media network	$49,054	$70,266
Colocation services	-	6,136
Broadcaster commissions	7,581	11,530
Other	122	274
Total costs of revenue	$56,757	$88,206

Costs of revenues for the three months ended November 30, 2016 and 2015 totaled $56,757 and $88,206, respectively. We incurred substantial media network costs associated with the distribution of our content across a variety of advertising networks. Our costs of distributing our content will proportionally decrease dramatically as we reach scale. In order to operate the RadioLoyaltyTM online broadcasting platform, RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we primarily utilize ASW’s cloud. We refer to these costs as streaming services. Our advertising sales arrangements with over 5,000 RadioLoyaltyTM stations facilitate us paying the broadcasters a monthly revenue sharing fee or license fee in exchange for advertising inventory around their content and listenership. We refer to these costs as broadcaster commissions in the event that we purchase the ad inventory. Other costs of sales include streaming services, depreciation associated with computer servers, streaming costs, adserving costs, and various application technologies that support our primary product offerings.

	For the Three Months Ended November 30, 2016	For the Three Months Ended November 30, 2015
Operating expenses
Product development	$6,000	$72
Officer compensation	25,000	25,000
Sales and marketing	308	5,748
Other	207,304	281,495
Total operating expenses	$238,612	$312,315

Operating expenses for the three months ended November 30, 2016 and 2015 totaled $238,612 and $312,315, respectively. We have a broad-based business strategy to acquire more broadcasters directly, enter into joint ventures, revenue sharing arrangements or similar contracts with internet radio station guides (aggregators), and consider mergers and acquisition targets on an ongoing basis. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio including the Robot Fruit, StreamTrak, SportsAlert and mobile technology. We expect these costs to increase in the current fiscal year. Marketing and sales costs included compensation for our sales staff and various internet marketing-related costs. Officer compensation related to a variety of accruals to the two primary executives that operate our business. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

	For the Three Months Ended November 30, 2016	For the Three Months Ended November 30, 2015
Other income (expenses)
Other income (expense)	$940	$-
Interest expense	(147,647)	(96,019)
Interest expense – accretion	(94,732)	(123,489)
Gain on debt extinguishment	150,387	-
Loss on disposal of assets	(69,011)	-
Change in fair value of derivatives	(578,831)	3,882
Total other income (expenses)	$(738,894)	$(215,626)

Other (expense) income for the three months ended November 30, 2016 and 2015, totaled $(738,894) and $(215,626), respectively. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit, among others. We recorded the amortization of various debt discounts associated with our convertible promissory notes. The discounts are the result of derivative liabilities in which are recorded due to the variability of the notes conversion price. The derivative liabilities have to be re-measured as of each reporting date. For the three months ended November 30, 2016 and 2015, the re-measurement resulted in a gain (loss) on change in fair value of derivative liabilities of $(578,831) and $3,882, respectively.

We did not generate taxable profits for the three months ended November 30, 2016 and 2015. As a result, no provision for income taxes was recorded during either period.

Liquidity and Capital Resources

As of November 30, 2016, we had cash totaling $5,339. We had a net working capital deficit of $5,883,858 as of November 30, 2016, compared to a net working capital deficit of $4,951,686 as of August 31, 2016. Our principal uses of cash during the three months ending November 30, 2016 were funding our operations.

Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the three months ended November 30, 2016, the Company recorded an operating loss of $238,086 and a net loss of $976,980. As of November 30, 2016, the Company had a working capital deficit of $5,883,858, which excluding the derivative liability was $4,795,856, indicating substantial doubt regarding the Company’s ability to continue as a going concern.

Management is confident but cannot guarantee that the Company will be able to raise in order to repay debts and continue operations. During the year ending August 31, 2017, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others. The Company’s normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management’s business plan. Additionally, the Company is currently in default on its capital lease. If the Company defaults on this capital lease, the lessor may decide to take back its equipment. The Company has replaced its use of the equipment with ASW’s cloud so if the lessor decides to take back its equipment the impact operational impact would be minimal. Since inception and through November 30, 2016, the Company has successfully raised a significant amount of capital. However, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to become profitable. If the Company is unable to become profitable or sustain its cash flow, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Capital Expenditures

Based on current estimates, we believe that our anticipated capital expenditures will be adequate to implement our current plans.

Historical Trends

The following table summarizes our cash flow data for the three months ended November 30, 2016 and 2015.

	For the Three Months Ended November 30, 2016	For the Three Months Ended November 30, 2015

Net cash used in operating activities	$(83,944)	$(207,400)
Net cash used in investing activities	-	(18,417)
Net cash provided by financing activities	82,822	217,908

Cash flow used in operating activities totaled ($83,944) for the three months ended November 30, 2016, compared to $(207,400) used for the three months ended November 30, 2015. Operating cash flow was negative as we continued operations and a focused effort on product development and efforts towards certain potential significant partnerships with third parties within the digital media industry.

Cash flow used in investing activities totaled ($0) for the three months ended November 30, 2016, compared to ($18,417) the three months ended November 30, 2015. The decrease is due to the limited capital on hand for the continued development of new products.

Cash flow provided by financing activities totaled $82,822 for the three months ended November 30, 2016, compared to $217,908 for the three months ended November 30, 2015. We raised substantial capital through net proceeds from the line of credit, and advances from related our primary executive officers during the three months ended November 30, 2016 and 2015, respectively.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not required for a smaller reporting company.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (Principal Executive and Financial Officer); of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer (Principal Executive and Financial Officer) concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (Principal Executive and Financial Officer), to allow timely decisions regarding required disclosure.

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

TOTAL SPORTS MEDIA, INC.

Date: November 16, 2017	By:	/s/ Michael Hill
	Name:	Michael Hill
	Title:	Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

