Form 10-Q
period 2017-02-28
Total Sports Media, Inc.
filed 2017-11-30
CIK 1442376

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

On November 21, 2017 the registrant had 9,004,564 shares of the Company’s common stock outstanding.

Total Sports Media, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	As of February 28, 2017	As of August 31, 2016
Assets:
Current assets
Cash	$5,245	$6,461
Accounts receivable, net of allowances of $6,000 and $6,000, respectively	23,687	64,499
Prepaid expenses	145	931
Total current assets	29,077	71,891
Property and equipment, net	160,069	362,244
Other assets
Other assets	-	27,033
Total other assets	-	27,033
Total assets	$189,146	$461,168

Liabilities and Stockholders' Deficit
Current liabilities
Account payable and accrued expenses	$1,487,251	$1,255,239
Line of credit	1,079,969	955,320
Capital lease payable - in default	54,704	54,704
Related party payables	346,092	281,291
Convertible notes payable, net of discount of $14,108 and $56,151, respectively	975,290	954,372
Related party convertible notes payable, net of discount of $0 and $67,687, respectively	1,103,964	961,277
Warrant liability	87,500	-
Derivative liabilities embedded within convertible notes payable, Series C and warrant liability	2,482,144	561,374
Total current liabilities	7,616,914	5,023,577
Long term liabilities
Convertible notes payable, net of discount of $0 and $0, respectively	-	75,000
Related party convertible notes payable, net of discount of $0 and $0, respectively	-	75,000
Total long term liabilities	-	150,000
Total liabilities	7,616,914	5,173,577

Series C preferred stock; $0.0001 par value; 20,000 shares authorized; 11,270 shares issued and outstanding as of February 28, 2017 and August 31, 2016	1,690,500	1,690,500

Commitments and contingencies (Note 5)
Stockholders' Deficit:
Series A preferred stock; $0.0001 par value; 100 shares authorized; 0 shares issued and outstanding as of February 28, 2017 and August 31, 2016	-	-
Series B preferred stock; $0.0001 par value; 200,000 shares authorized; 200,000 shares issued and outstanding as of February 28, 2017 and August 31, 2016	20	20
Common stock, $0.0001 par value; 40,000,000 shares authorized; 5,248,150 shares issued and outstanding at February 28, 2017 and August 31, 2016	525	525
Additional paid-in capital	2,915,929	3,761,164
Common stock to be issued	-	87,500
Accumulated deficit	(12,034,742)	(10,252,118)
Total stockholders' deficit	(9,118,268)	(6,402,909)
Total liabilities and stockholders' deficit	$189,146	$461,168

The accompanying notes are an integral part of the condensed consolidated financial statements.

Total Sports Media, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended February 28, 2017	For the Three Months Ended February 29, 2016	For the Six Months Ended February 28, 2017	For the Six Months Ended February 29, 2016
Revenues:
Advertising	$32,056	$161,306	$89,339	$335,331
Services	-	8,588	-	16,838
Total revenues	32,056	169,894	89,339	352,169

Costs of revenues:
Media network	41,475	87,287	90,529	157,553
Colocation services	-	7,564	-	13,700
Broadcaster commissions	2,840	16,032	10,421	27,562
Other costs	370	851	492	1,125
Total costs of revenues	44,685	111,734	101,442	199,940

Gross profit (loss)	(12,629)	58,160	(12,103)	152,229

Operating expenses:
Product development	2,000	138	8,000	210
Officer compensation	25,000	25,000	50,000	50,000
Sales and marketing	2,044	7,050	2,352	12,798
Other expenses	142,163	254,169	349,469	535,664
Total operating expenses	171,207	286,357	409,821	598,672

Loss from operations	(183,836)	(228,197)	(421,924)	(446,443)

Other income (expense):
Other income (expense)	-	-	940	-
Interest expense (including accretion of debt discount of $14,997, $123,486, $109,728, and $246,976, respectively)	(72,899)	(204,306)	(315,278)	(423,814)
Gain on sale of co-location and domain	-	175,992	-	175,992
Gain on debt extinguishment	-	-	150,387	-
Loss on disposal of assets	-	-	(69,011)	-
Change in fair value of derivatives	(548,907)	368,195	(1,127,738)	372,077
Total other income (expense)	(621,806)	339,881	(1,360,700)	124,255

Income (loss) before provision for income taxes	(805,642)	111,684	(1,782,624)	(322,188)

Provision for income taxes	-	-	-	-

Net income (loss)	$(805,642)	$111,684	$(1,782,624)	$(322,188)

Basic net loss per common share attributable to common stockholders	$(0.15)	$0.02	$(0.34)	$(0.07)
Diluted net income (loss) per common share attributable to common stockholders	$(0.15)	$0.00	$(0.34)	$(0.07)
Weighted-average number of shares used in computing basic per share amounts	5,248,150	4,988,534	5,248,150	4,635,066
Weighted-average number of shares used in computing dilutive per share amounts	5,248,150	31,451,403	5,248,150	4,635,066

The accompanying notes are an integral part of the condensed consolidated financial statements.

Total Sports Media, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended February 28, 2017	For the Six Months Ended February 29, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,782,624)	$(322,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	-
Depreciation and amortization	133,164	155,272
Re-measurement of derivative liabilities	1,127,738	(372,077)
Accretion of debt discount	109,728	246,976
Gain on sale of co-location and domain	-	(175,992)
Loss on disposal of assets	69,011	-
Loss on impairment of patents	27,033	-
Gain on extinguishment of debt and accrued interest	(150,387)	-
Changes in operating assets and liabilities:
Accounts receivable	40,812	9,036
Prepaid expenses	786	(1,153)
Accounts payable and accrued expenses	259,073	(104,603)
Related party accrued liabilities	64,801	27,650
Net cash used in operating activities	(100,865)	(537,079)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase or development of property and equipment	-	(19,503)
Proceeds from sale of co-location and domain	-	179,980
Net cash provided by investing activities	-	160,477

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on convertible notes	(25,000)	-
Proceeds from line of credit	124,649	285,934
Proceeds from issuance of convertible promissory notes - related parties	-	85,000
Proceeds from sale of common stock / common stock to be issued	-	12,500
Net cash provided by financing activities	99,649	383,434

Change in cash and cash equivalents	(1,216)	6,832
Cash and cash equivalents, beginning of period	6,461	7,909
Cash and cash equivalents, end of period	$5,245	$14,741

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$5,728
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Conversion of Series C preferred stock in common stock	$-	$79,500
Increase in line of credit for facility fee	$-	$2,500
Accretion of Series C derivative liability recorded to additional paid-in capital	$845,235	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Total Sports Media, Inc.

Notes to Condensed Consolidated Financial Statements

February 28, 2017

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

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for year ended August 31, 2016. In the opinion of management, all adjustments necessary in order for the consolidated financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ended August 31, 2017. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, StreamTrack Media, Inc. and RadioLoyalty, Inc., California corporations. Radio Loyalty, Inc. is in the process of being dissolved with operations being transferred to StreamTrack Media, Inc. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the six months ended February 28, 2017, the Company recorded an operating loss of $421,924 and a net loss of $1,782,624. As of February 28, 2017, the Company had a working capital deficit of $7,587,837, which excluding the derivative liabilities was $5,105,693. The net loss and negative working capital indicate substantial doubt about the entity’s ability to continue as a going concern.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. As of February 28, 2017, there were 12,192,426,561 potentially dilutive shares of common stock that were excluded because their effect would be anti-dilutive.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including convertible debt instruments, preferred stock, restricted stock unit grants and detachable stock warrants. Basic and diluted net loss per share was the same as basic for the three and six months ended February 28, 2017 and the six months February 29, 2016 presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following is the calculation of dilutive shares for the three months ended February 29, 2016:

For the Three Months Ended February 29, 2016
Weighted-average common shares outstanding used in computing basic net income per share:	4,988,534
Common stock equivalents:
Creditor #2 Notes	8,891,864
Creditor #3 Notes	1,555,833
Convertible promissory notes	15,869,046
Series C Preferred Stock	146,125
Weighted-average common shares outstanding used in computing dilutive net income per share:	31,451,403

The following is the reconciliation of net income used in the calculation of the dilutive income per share for the three months ended February 29, 2016:

For the Three Months Ended February 29, 2016
Net income available to common stock holders:	$111,684
Adjustments:
Accrued interest on convertible notes	28,320
Accretion of discount on convertible notes	123,487
Net income used in the calculation of the dilutive income per share:	$263,491

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

2. Composition of Certain Financial Statement Captions

Property and Equipment

Property and equipment consisted of the following:

	February 28, 2017	August 31, 2016

Software	$1,673,497	$1,804,257
Servers, computers, and other related equipment	153,824	153,824
Leasehold improvements	1,675	1,675
	1,828,996	1,959,756
Less accumulated depreciation and amortization	(1,668,927)	(1,597,512)
Property and equipment, net	$160,069	$362,244

Depreciation expense totaled $133,164 and $155,272 for the six months ended February 28, 2017 and February 29, 2016, respectively. During the six months ended February 28, 2017, the Company discontinued the development of their Amped Fantasy products. In connection with this, the Company recorded an impairment loss on disposal of assets of $69,011.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	February 28, 2017	August 31, 2016

Accounts payable	$897,841	$814,707
Accrued interest	423,771	87,661
Accrued broadcaster commissions	90,881	301,883
Credit card	74,758	50,989
Accounts payable and accrued expenses	$1,487,251	$1,255,239

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2017 and August 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term in nature or they are payable on demand.

The fair value of these financial assets and liabilities was determined using the following inputs:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Fair values as of February 28, 2017
Liabilities:
Derivative liabilities	$-	$2,482,144	-	$2,482,144

Total liabilities measured at fair value	$-	$2,482,144	-	$2,482,144

Fair values as of August 31, 2016
Liabilities:
Derivative liabilities	-	$561,374	-	$561,374

Total liabilities measured at fair value	$-	$561,374	-	$561,374

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

(b) Through the Initial Issuance and any required additional issuances, that number of shares of common stock with an aggregate value equal to (A) the sum of

(i) the Claim Amount and (ii) reasonable attorney fees and trade execution fees in the amount of $75,000, divided by (B) the Purchase Price (defined under the Stipulation as the market price (defined as the lowest closing bid price of the Company’s common stock during the valuation period set forth in the Stipulation) less the product of the Discount (equal to 25%) and the market price. The parties reasonably estimated that the fair market value of the Settlement Shares and all other amounts to be received by ASC is equal to approximately $1,100,000.

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

There were no shares issued to ASC during the six months ended February 28, 2017 and February 29, 2016. The remaining amount on the settlement of liabilities owed by the Company to ASC is in the aggregate amount of $151,290 as of February 28, 2017 and August 31, 2016. The Company cannot reasonably estimate the amount of proceeds ASC expects to receive from the sale of these shares which will be used to satisfy the liabilities. Thus, the Company accounts for the transaction as the shares are sold and the liabilities are settled. All amounts are included within accounts payable. Shares which are held by ASC at each reporting period are accounted for as issued but not outstanding, of which there are none as of period end.

Legal Proceedings

The Company is potentially subject to various legal proceedings and claims arising in the ordinary course of its business. There are no pending legal proceedings against the Company as of the date of these financial statements. See Note 11 for a subsequent event related to a legal proceeding.

6. Capital Lease

On March 22, 2013, the Company reached a settlement and release agreement with IBM Credit, LLC, (“IBM”) the lessor associated with the Company’s computer servers and software classified under capital lease. The balance owed to IBM as of March 22, 2013 was agreed to be $108,704. The Company agreed to make payments of $9,000 per month, with a final payment of $9,704 on March 1, 2014, in order to satisfy this balance. As of February 28, 2017 and August 31, 2016, the Company was in default of this agreement and the amount outstanding of $54,704 is reflected as a current liability on the accompanying consolidated balance sheets.

7. Related Party Transactions

The related party payable as of February 28, 2017 and August 31, 2016 consists of unpaid compensation, cash advances and charges on personal credit lines made on behalf of the Company by the Executives. The balances owed to the Executives are not secured and are due on demand. The Company is required to pay the interest charges on personal credit cards. Interest will be charged on these credit line balances based upon effective credit card rates. During the period from December 1, 2014 to May 31, 2015, the Executives agreed to a temporary reduction in their annual salary from $240,000 to $50,000 per annum. As of June 1, 2015 the effective rate of pay should be $240,000 per year but subsequently the executives verbally agreed to continue the moratorium until May 31, 2017. Subsequent to May 31, 2017, the annual salary due to the executives was reinstated to the $240,000 per annum. As of February 28, 2017 and August 31, 2016, amounts due to these Executive related to accrued compensation and advances were $346,092 and $281,291, respectively.

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

In April 2014, the Creditor entered into an exchange agreement with another lender (the “Creditor #2”) whereby the Creditor transferred the Creditor’s notes and accrued interest to Creditor #2. In April, the Company entered into i) a note agreement for $284,560 representing amounts transferred from the Creditor; ii) two $125,000 notes in which the proceeds were received on the same date (collectively referred to as the “Creditor #2 Notes”) with Creditor #2. The Creditor #2 Notes bear interest per annum at 10.0%, payable six months after the issuance date and are convertible on the date of issuance based upon based upon a 45% discount to lowest trading price, for the 15 trading days prior to conversion. As a result, the lower the stock price at the time the Creditor #2 converts the Creditor #2 Notes, the more common shares the Creditor #2 will receive. There were no conversions during the six months ended February 28, 2017 and February 29, 2016. The remaining principal balance was $391,242 as of February 28, 2017 and August 31, 2016. The convertible notes were due October 2014, however, as of the date of this filing there have been no demands or notifications of default received from the holder. Based upon the agreements, at the time of default the Company was potentially liable for $90,000 in additional penalties. During the six months ended February 28, 2017, the Company recorded $90,000 in penalties as accrued interest and interest expense. The impact of the penalty wasn’t significant to previously issued financial statements as well as the current six month period being reported on. The penalty doesn’t incur interest and isn’t convertible into shares of the Company’s common stock.

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

Creditor #3 Convertible Promissory Note

In December 2014, a convertible promissory note holder (“Holder”) entered into an exchange agreement with another lender (the “Creditor #3”) whereby the Holder transferred the Holder’s notes and accrued interest to Creditor #3. In December 2014, the Company entered into i) a note agreement for $150,000 representing the principal amount transferred from the Holder. The Creditor #3 Note bears interest per annum at 10.0%, due on August 22, 2015 and is convertible on the date of issuance based upon based upon a 25% discount to lowest trading price, for the 5 trading days prior to conversion. As a result, the lower the stock price at the time the Creditor #3 converts the Creditor #3 Notes, the more common shares the Creditor #3 will receive. There were no conversions during the six months ended February 28, 2017 and February 29, 2016. In September 2016, the Creditor #3 note and accrued interest was satisfied by the Company for $25,000. The Company recorded a gain on extinguishment of $150,387 during the six months ended February 28, 2017. The gain consisted of forgiven principal and accrued interest of $98,184 and removal of the derivative liability of $52,203. The remaining principal balance was $93,350 as of August 31, 2016.

Convertible Promissory Notes

As of February 28, 2017 and August 31, 2016, in addition to the notes owing to Creditors #2 and #3 (above) the Company has outstanding 35 convertible promissory notes respectively issued between December 2011 and September 2015. The convertible promissory notes bear interest at either 4% or 8% per year and are due in full, including principal and interest, two-three years from the issuance date ranging from August 2014 to February 2018. The convertible promissory notes also include a conversion option whereby the holders may elect at any time to convert any portion or the entire balance into the Company’s common stock at conversion prices ranging from $0.0001 to $0.50. There were no transactions in which impacted these 35 convertible notes payable during the six months ended February 28, 2017 and February 29, 2016, other than the accrual of interest. As of February 28, 2017 and August 31, 2016, the balance of convertible notes payable was $1,704,895 and $1,704,895, respectively.

As of February 28, 2017 and August 31, 2016, 26 of the above mentioned 35 convertible promissory notes with outstanding balances totaling $1,103,964 and $1,103,964 respectively, are held by related parties. These related parties consist of the Company’s officers, Directors, significant shareholders or entities controlled by these individuals.

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

The discounts are amortized over the term of the convertible promissory note using the straight line method. The amortized value for each period is recorded as an offset against the debt discount on the balance sheet, classified as interest expense. During the six months ended February 28, 2017 and February 29, 2016, $109,728 and $246,976 of the discounts were amortized to interest expense, respectively. As of February 28, 2017, $14,108, all of which is on non-related party notes discounts remained which will be expensed in fiscal 2017 through 2018.

9. Derivatives

In connection with convertible notes payable, Series C preferred stock and warrant liability, the Company records derivative liabilities for the conversion features within these instruments. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. During the six months ended February 28, 2017, the Company recorded additional derivative liabilities related to the Series C preferred stock and warrant liability due to the Company being potentially in excess of their authorized shares if all convertible instruments were converted. During the six months ended February 29, 2016, the Company didn’t record any additional derivative liabilities as no new convertible notes were issued.

On December 6, 2016, the Company calculated the derivative liability in connection with the Series C preferred stock conversion feature to be $845,235. The offset of the derivative liability was recorded as a debit to additional paid-in capital. The Company used the following assumptions within the Black-Scholes pricing model to value derivative liability: exercise price of $0.08, the closing stock price of the Company’s common stock on the date of valuation of $0.04, an expected dividend yield of 0%, expected volatility of 260%, risk-free interest rate of 1.12% and an expected term of 2.0 years. See Note 10 for additional information.

On December 6, 2016, the Company calculated the derivative liability in connection with the warrant liability conversion feature to be $51,273. The offset of the derivative liability was recorded as a debit to the change in fair value of derivatives as the warrant is currently exercisable into common stock. The Company used the following assumptions within the Black-Scholes pricing model to value derivative liability: exercise price of $0.068, the closing stock price of the Company’s common stock on the date of valuation of $0.04, an expected dividend yield of 0%, expected volatility of 322%, risk-free interest rate of 1.12% and an expected term of 3.39 years. See Note 10 for additional information.

On February 28, 2017, the derivative liabilities were revalued at $2,482,144 resulting in a loss of $1,127,738 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices ranging from of $0.0017 to $0.0041, the closing stock price of the Company’s common stock on the date of valuation $0.003, an expected dividend yield of 0%, expected volatility ranging from 343% to 579%, risk-free interest rates ranging from 0.49% to 1.22%, and an expected term ranging from 0.5 to 3.16 years. On February 29, 2016, the derivative liabilities were revalued at $526,779 resulting in a gain of $372,077 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices ranging from of $0.04 to $0.072, the closing stock price of the Company’s common stock on the date of valuation $0.08, an expected dividend yield of 0%, expected volatility ranging from 90% to 189%, risk-free interest rates ranging from 0.49% to 0.62%, and an expected term ranging from 0.5 to 1.17 years.

10. Stockholders’ Equity

Series A Preferred Stock

Each share of Series A Preferred Stock has voting rights equal to the voting equivalent of the common stock into which it is convertible at the time of the vote. The holders of the Series A Preferred Stock are not entitled to dividends. The Series A Preferred Stock has no preferential rights to the Company’s common stock and will share in any liquidation proceeds with the common stock on an as converted basis. No shares of Series A Preferred Stock are outstanding as of February 28, 2017.

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

Series C Preferred Stock

Effective December 29, 2014, the Company filed a Certificate of Designation of Series C Convertible Preferred Stock (the “Series C”) with the Secretary of State of Wyoming. Pursuant to the Series C, the Company designated 20,000 shares of its blank check preferred stock as Series C Preferred Stock. Each share of Series C is convertible into $150 in fair market value of the Company’s common stock, which fair market value will be equal to the average closing price of the common stock on the over-the-counter market during the 10 trading days immediately prior to the delivery to the Company of a conversion notice. The Series C will share in any liquidation proceeds with the common stock on an as-converted basis, will not have voting rights prior to being converted to common stock, and in the event of any payment of dividends by the Company, will be entitled to dividends on an as-converted basis with the common stock. The Company has presented the Series C outside of stockholders’ equity due to the variable conversion price. As discussed below, on December 6, 2016, the Company decreased their authorized common shares to 40 million. Upon this reduction, if all dilutive instruments, including the Series C, were to convert into common stock the Company would be in excess of their authorized shares. In connection with this, the conversion feature related to the Series C is no longer warranted equity classification and must be reflected as a derivative liability. See Note 9 for additional information including the valuation of the derivative.

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

Common Stock to be Issued / Warrant Liability

On April 27, 2015, the Company entered into an Investment Agreement with RTV Media Corp. (“RTV”) pursuant to which RTV initially invested $75,000 into the Company in consideration for $75,000 of worth of warrants. On December 3, 2015, the Company issued RTV additional warrants in consideration of $12,500. The warrants have an exercise price which is equal to the higher of (i) $0.001 or (ii) 85% of the average closing price of the Company’s common stock as quoted on the public securities trading market for the ten (10) consecutive trading days immediately prior to the Holder’s exercise of this warrant. RTV has up to five years to exercise the warrants. In addition, RTV agreed to invest up to an additional $412,500 of capital into the Company in consideration for which additional warrants will be granted upon investment. Prior to December 6, 2016, the Company has accounted for the warrants as common stock to be issued as there are no provisions within the agreement in which will require the Company to return the capital provided. As discussed above, on December 6, 2016, the Company decreased their authorized common shares to 40 million. Upon this reduction, if all dilutive instruments, including the warrants, were to convert into common stock the Company would be in excess of their authorized shares. In connection with this, the $87,500 in proceeds from the warrants and the conversion feature related to the warrants are no longer warranted equity classification and must be reflected as liabilities. See Note 9 for additional information including the valuation of the derivative. As of February 28, 2017, if exercised, the Company has the obligation to issue approximately 25 million shares of common stock. Subsequent to February 28, 2017, the Company has received an additional $25,000 under the terms of the investment agreement with RTV.

11. Subsequent Events

On January 20, 2017, a lawsuit was filed against one of our subsidiaries StreamTrack Media, Inc. by Prodedge, LLC for $80,500 plus attorney fees for breach of contract, covenant of good faith and fair dealing, which has been recorded in accounts payable as of August 31, 2016 and February 28, 2017. The settlement reached stipulated a payment schedule of $2,000 per month for twelve months starting June 15, 2017 and $4,708 per month for twelve months starting June 15, 2018. As of October 31, 2017, $76,500 is still owed under the settlement.

On June 1, 2017, the Company executed an addendum to the Lender Financing agreement, see Note 8, whereby the maturity date has been extended to May 15, 2018 with interest calculated at Prime plus 6.25%. The line of credit was also increased to $1,123,642.

On November 10, 2017, the Company entered into an agreement with a third party to sell a website in exchange for 10 million shares of restricted shares of the third party’s common stock. The Company is still evaluating the accounting treatment.

See Notes 7 and 8 for additional subsequent events.

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

Advertising revenue constitutes the majority of our total revenue, representing 100% of total revenue for the six months ended February 28, 2017. We anticipate this trend will continue and our revenues will be generated primarily from advertising. Our advertising revenue for the six months ended February 28, 2017 was almost entirely derived from advertising delivered on desktop devices.

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

In April 2015, we completed an asset purchase of Amped Fantasy and SportsAlert™, a daily fantasy sports and alert platform. The company ceased development of Amped Fantasy in the first quarter of 2016 due to uncertain regulatory changes and a lack of funding to continue development. SportsAlert is an alert messaging platform that allows subscribers to obtain current stats and scores relating to teams or individual players performances.

The Company received a Final Office Action rejecting the company’s claims to U.S. App No.: 13/559,503 - Ads with Media Streams - RAD-0045.

Key Metrics:

We track listener hours because we believe it is the best key indicator of the growth of our Platform business. Revenues from advertising through our Platform represented substantially all of our revenues for the six months ended February 28, 2017. We also track the number of active users on our Platform as well as the RadioLoyaltyTM app as indicators of the size and quality of our audience, which are particularly important to potential advertisers.

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

Comparison of the Three Months Ended February 28, 2017 and February 29, 2016

	For the Three Months Ended February 28, 2017	For the Three Months Ended February 29, 2016

Revenue:
Advertising	$32,056	$161,306
Services	-	8,588
Total revenue	$32,056	$169,894

Revenues for the three months ended February 28, 2017 and February 29, 2016, totaled $32,056 and $169,894, respectively. The period over period decline can be attributed to several factors. Video revenue decreased for the three month period year over year by $54,754 attributable to reduced listening time, overall industry technical changes and ad related errors including Vpaid errors, ad response times, increased latency, creative errors and creative load time. Display revenue decreased for the three month period year over year by $73,639. Tighter buying criteria by Customers as a result of quality scoring from companies such as Integral Ad Science, Doubleverify and ForensIQ also reduced buys from some Customers.

	For the Three Months Ended February 28, 2017	For the Three Months Ended February 29 2016
Costs of revenues:
Media network	$41,475	$87,287
Colocation services	-	7,564
Broadcaster commissions	2,840	16,032
Other	370	851
Total costs of revenue	$44,685	$111,734

Costs of revenues for the three months ended February 28, 2017 and February 29, 2016 totaled $44,685 and $111,734, respectively. We incurred substantial media network costs associated with the distribution of our content across a variety of advertising networks. Our costs of distributing our content will proportionally decrease dramatically as we reach scale. In order to operate the RadioLoyaltyTM online broadcasting platform, RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we primarily utilize ASW’s cloud. We refer to these costs as streaming services. Our advertising sales arrangements with over 5,000 RadioLoyaltyTM stations facilitate us paying the broadcasters a monthly revenue sharing fee or license fee in exchange for advertising inventory around their content and listenership. We refer to these costs as broadcaster commissions in the event that we purchase the ad inventory. Other costs of sales include streaming services, depreciation associated with computer servers, streaming costs, adserving costs, and various application technologies that support our primary product offerings.

	For the Three Months Ended February 28, 2017	For the Three Months Ended February 29, 2016
Operating expenses
Product development	$2,000	$138
Officer compensation	25,000	25,000
Sales and marketing	2,044	7,050
Other	142,163	254,169
Total operating expenses	$171,207	$286,357

Operating expenses for the three months ended February 28, 2017 and February 29, 2016 totaled $171,207 and $286,357, respectively. We have a broad-based business strategy to acquire more broadcasters directly, enter into joint ventures, revenue sharing arrangements or similar contracts with internet radio station guides (aggregators), and consider mergers and acquisition targets on an ongoing basis. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio including the Robot Fruit, StreamTrak, SportsAlert and mobile technology. We expect these costs to increase in the current fiscal year. Marketing and sales costs included compensation for our sales staff and various internet marketing-related costs. Officer compensation related to a variety of accruals to the two primary executives that operate our business. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

	For the Three Months Ended February 28, 2017	For the Three Months Ended February 29, 2016
Other income (expenses)
Other income (expense)	$-	$-
Interest expense	(72,899)	(204,306)
Gain on sale of co-location and domain	-	175,992
Change in fair value of derivatives	(548,907)	368,195
Total other income (expenses)	$(621,806)	$339,881

Other income (expense) for the three months ended February 28, 2017 and February 29, 2016, totaled $(621,806) and $339,881, respectively. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit, among others. We recorded the amortization of various debt discounts associated with our convertible promissory notes. The discounts are the result of derivative liabilities in which are recorded due to the variability of the notes conversion price. The derivative liabilities have to be re-measured as of each reporting date. For the three months ended February 28, 2017 and February 29, 2016, the re-measurement resulted in a gain (loss) on change in fair value of derivative liabilities of $(548,907) and $368,195, respectively.

We did not generate taxable profits for the three months ended February 28, 2017 and February 29, 2016. As a result, no provision for income taxes was recorded during either period.

Comparison of the Six Months Ended February 28, 2017 and February 29, 2016

	For the Six Months Ended February 28, 2017	For the Six Months Ended February 29, 2016

Revenue:
Advertising	$89,339	$335,331
Services	-	16,838
Total revenue	$89,339	$352,169

Revenues for the six months ended February 28, 2017 and February 29, 2016, totaled $89,339 and $352,169, respectively. The period over period decline can be attributed to several factors. Video revenue decreased for the six month period year over year by $114,669 attributable to reduced listening time, overall industry technical changes and ad related errors including Vpaid errors, ad response times, increased latency, creative errors and creative load time. Display revenue decreased for the six month period year over year by $129,682. Tighter buying criteria by Customers as a result of quality scoring from companies such as Integral Ad Science, Doubleverify and ForensIQ also reduced buys from some Customers.

	For the Six Months Ended February 28, 2017	For the Six Months Ended February 29 2016
Costs of revenues:
Media network	$90,529	$157,553
Colocation services	-	13,700
Broadcaster commissions	10,421	27,562
Other	492	1,125
Total costs of revenue	$101,442	$199,940

Costs of revenues for the six months ended February 28, 2017 and February 29, 2016 totaled $101,442 and $199,940, respectively. We incurred substantial media network costs associated with the distribution of our content across a variety of advertising networks. Our costs of distributing our content will proportionally decrease dramatically as we reach scale. In order to operate the RadioLoyaltyTM online broadcasting platform, RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we primarily utilize ASW’s cloud. We refer to these costs as streaming services. Our advertising sales arrangements with over 5,000 RadioLoyaltyTM stations facilitate us paying the broadcasters a monthly revenue sharing fee or license fee in exchange for advertising inventory around their content and listenership. We refer to these costs as broadcaster commissions in the event that we purchase the ad inventory. Other costs of sales include streaming services, depreciation associated with computer servers, streaming costs, adserving costs, and various application technologies that support our primary product offerings.

	For the Six Months Ended February 28, 2017	For the Six Months Ended February 29, 2016
Operating expenses
Product development	$8,000	$210
Officer compensation	50,000	50,000
Sales and marketing	2,352	12,798
Other	349,469	535,664
Total operating expenses	$409,821	$598,672

Operating expenses for the six months ended February 28, 2017 and February 29, 2016 totaled $409,821 and $598,672, respectively. We have a broad-based business strategy to acquire more broadcasters directly, enter into joint ventures, revenue sharing arrangements or similar contracts with internet radio station guides (aggregators), and consider mergers and acquisition targets on an ongoing basis. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio including the Robot Fruit, StreamTrak, SportsAlert and mobile technology. We expect these costs to increase in the current fiscal year. Marketing and sales costs included compensation for our sales staff and various internet marketing-related costs. Officer compensation related to a variety of accruals to the two primary executives that operate our business. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

	For the Six Months Ended February 28, 2017	For the Six Months Ended February 29, 2016
Other income (expenses)
Other income (expense)	$940	$-
Interest expense	(315,278)	(423,814)
Gain on sale of co-location and domain	-	175,992
Gain on debt extinguishment	150,387	-
Loss on disposal of assets	(69,011)	-
Change in fair value of derivatives	(1,127,738)	372,077
Total other income (expenses)	$(1,360,700)	$124,255

Other income (expense) for the six months ended February 28, 2017 and February 29, 2016, totaled $(1,360,700) and $124,255, respectively. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit, among others. We recorded the amortization of various debt discounts associated with our convertible promissory notes. The discounts are the result of derivative liabilities in which are recorded due to the variability of the notes conversion price. The derivative liabilities have to be re-measured as of each reporting date. For the six months ended February 28, 2017 and February 29, 2016, the re-measurement resulted in a gain (loss) on change in fair value of derivative liabilities of $(1,127,738) and $372,077, respectively.

We did not generate taxable profits for the six months ended February 28, 2017 and February 29, 2016. As a result, no provision for income taxes was recorded during either period.

Liquidity and Capital Resources

As of February 28, 2017, we had cash totaling $5,245. We had a net working capital deficit of $7,587,837 as of February 28, 2017, compared to a net working capital deficit of $4,951,686 as of August 31, 2016. Our principal uses of cash during the six months ending February 28, 2017 were funding our operations.

Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the six months ended February 28, 2017, the Company recorded an operating loss of $421,924 and a net loss of $1,782,624. As of February 28, 2017, the Company had a working capital deficit of $7,587,837, which excluding the derivative liability was $5,105,693, indicating substantial doubt regarding the Company’s ability to continue as a going concern.

Management is confident but cannot guarantee that the Company will be able to raise in order to repay debts and continue operations. During the year ending August 31, 2017, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others. The Company’s normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management’s business plan. Additionally, the Company is currently in default on its capital lease. If the Company defaults on this capital lease, the lessor may decide to take back its equipment. The Company has replaced its use of the equipment with ASW’s cloud so if the lessor decides to take back its equipment the impact operational impact would be minimal. Since inception and through February 28, 2017, the Company has successfully raised a significant amount of capital. However, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to become profitable. If the Company is unable to become profitable or sustain its cash flow, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Capital Expenditures

Based on current estimates, we believe that our anticipated capital expenditures will be adequate to implement our current plans.

Historical Trends

The following table summarizes our cash flow data for the six months ended February 28, 2017 and February 29, 2016.

	For the Six Months Ended February 28, 2017	For the Six Months Ended February 29, 2017

Net cash used in operating activities	$(100,865)	$(537,079)
Net cash provided by investing activities	-	160,477
Net cash provided by financing activities	99,649	383,434

Cash flow used in operating activities totaled $(100,865) for the six months ended February 28, 2017, compared to $(537,079) used for the six months ended February 29, 2016. Operating cash flow was negative as we continued operations and a focused effort on product development and efforts towards certain potential significant partnerships with third parties within the digital media industry.

Cash flow provided by investing activities totaled $0 for the six months ended February 28, 2017, compared to $160,477 the six months ended February 29, 2016. The decrease is due to the limited capital on hand for the continued development of new products. In addition, in 2016 the Company sold their co-location and various domains.

Cash flow provided by financing activities totaled $99,649 for the six months ended February 28, 2017, compared to $383,434 for the six months ended February 29, 2016. We raised substantial capital through net proceeds from the line of credit, and advances from related our primary executive officers during the six months ended February 28, 2017 and February 29, 2016, respectively.

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

TOTAL SPORTS MEDIA, INC.

Date: November 29, 2017	By:	/s/ Michael Hill
	Name:	Michael Hill
	Title:	Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

