Form 10-Q
period 2017-05-31
Total Sports Media, Inc.
filed 2017-11-30
CIK 1442376

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Total Sports Media, Inc.

Condensed Consolidated Balance Sheets

 (unaudited)

	As of May 31, 2017	As of August 31, 2016
Assets:
Current assets
Cash	$4,017	$6,461
Accounts receivable, net of allowances of $6,000 and $6,000, respectively	18,202	64,499
Prepaid expenses	274	931
Total current assets	22,493	71,891
Property and equipment, net	100,004	362,244
Other assets
Other assets	-	27,033
Total other assets	-	27,033
Total assets	$122,497	$461,168

Liabilities and Stockholders' Deficit
Current liabilities
Account payable and accrued expenses	$1,582,824	$1,255,239
Line of credit	1,101,835	955,320
Capital lease payable - in default	54,704	54,704
Related party payables	389,642	281,291
Convertible notes payable, net of discount of $4,167 and $56,151, respectively	985,232	954,372
Related party convertible notes payable, net of discount of $0 and $67,687, respectively	1,103,964	961,277
Warrant liability	87,500	-
Derivative liabilities embedded within convertible notes payable, Series C and warrant liability	3,035,645	561,374
Total current liabilities	8,341,346	5,023,577
Long term liabilities
Convertible notes payable, net of discount of $0 and $0, respectively	-	75,000
Related party convertible notes payable, net of discount of $0 and $0, respectively	-	75,000
Related party payables	-	-
Total long term liabilities	-	150,000
Total liabilities	8,341,346	5,173,577

Series C preferred stock; $0.0001 par value; 20,000 shares authorized; 11,270 shares issued and outstanding as of May 31, 2017 and August 31, 2016	1,690,500	1,690,500

Commitments and contingencies (Note 5)
Stockholders' Deficit:
Series A preferred stock; $0.0001 par value; 100 shares authorized; 0 shares issued and outstanding as of May 31, 2017 and August 31, 2016	-	-
Series B preferred stock; $0.0001 par value; 200,000 shares authorized; 200,000 shares issued and outstanding as of May 31, 2017 and August 31, 2016	20	20
Common stock, $0.0001 par value; 40,000,000 shares authorized; 5,248,150 shares issued and outstanding at May 31, 2017 and August 31, 2016	525	525
Additional paid-in capital	2,915,929	3,761,164
Common stock to be issued	-	87,500
Accumulated deficit	(12,825,823)	(10,252,118)
Total stockholders' deficit	(9,909,349)	(6,402,909)
Total liabilities and stockholders' deficit	$122,497	$461,168

The accompanying notes are an integral part of the condensed consolidated financial statements.

Total Sports Media, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended May 31, 2017	For the Three Months Ended May 31, 2016	For the Nine Months Ended May 31, 2017	For the Nine Months Ended May 31, 2016
Revenues:
Advertising	$27,908	$120,041	$117,247	$455,372
Services	-	-	-	16,838
Total revenues	27,908	120,041	117,247	472,210

Costs of revenues:
Media network	49,353	73,008	139,882	230,561
Colocation services	-	6,847	-	20,547
Broadcaster commissions	2,214	12,289	12,635	39,851
Other costs	856	99	1,348	1,224
Total costs of revenues	52,423	92,243	153,865	292,183

Gross profit (loss)	(24,515)	27,798	(36,618)	180,027

Operating expenses:
Product development	-	-	8,000	210
Officer compensation	25,000	25,000	75,000	75,000
Sales and marketing	1,484	6,177	3,836	18,975
Other expenses	117,500	270,193	466,971	805,857
Total operating expenses	143,984	301,370	553,807	900,042

Loss from operations	(168,499)	(273,572)	(590,425)	(720,015)

Other income (expense):
Other income (expense)	-	-	940	-
Interest expense (including accretion of debt discount of $9,942, $123,487, $119,670, and $370,463, respectively)	(69,079)	(195,864)	(384,357)	(619,678)
Gain on sale of co-location and domain	-	-	-	175,992
Gain on debt extinguishment	-	-	150,387	-
Loss on disposal of assets	-	-	(69,011)	-
Change in fair value of derivatives	(553,501)	65,990	(1,681,239)	438,067
Total other income (expense)	(622,580)	(129,874)	(1,983,280)	(5,619)

Loss before provision for income taxes	(791,080)	(403,446)	(2,573,705)	(725,634)

Provision for income taxes	-	-	-	-

Net loss	$(791,080)	$(403,446)	$(2,573,705)	$(725,634)

Basic net loss per common share attributable to common stockholders	$(0.15)	$(0.08)	$(0.49)	$(0.14)
Diluted net loss per common share attributable to common stockholders	$(0.15)	$(0.08)	$(0.49)	$(0.14)
Weighted-average number of shares used in computing basic per share amounts	5,248,150	5,248,150	5,248,150	5,137,401
Weighted-average number of shares used in computing dilutive per share amounts	5,248,150	5,248,150	5,248,150	5,137,401

The accompanying notes are an integral part of the condensed consolidated financial statements.

Total Sports Media, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended May 31, 2017	For the Nine Months Ended May 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,573,705)	$(725,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	193,229	288,916
Re-measurement of derivative liabilities	1,681,239	(438,067)
Accretion of debt discount	119,670	370,463
Loss on Disposition of assets	69,011	-
Impairment of patents	27,033	-
Gain on extinguishment of debt and accrued interest	(150,387)	-
Changes in operating assets and liabilities:
Accounts receivable	46,297	21,266
Prepaid expenses	657	(799)
Accounts payable and accrued expenses	354,646	10,785
Related party accrued liabilities	108,351	68,460
Net cash used in operating activities	(123,959)	(580,602)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase or development of property and equipment	-	(21,039)
Other assets	-	7,143
Proceeds from sale of co-location and domain	-	179,980
Net cash provided by investing activities	-	166,084

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on convertible notes	(25,000)	-
Proceeds from line of credit	146,515	322,976
Proceeds from issuance of convertible promissory notes - related parties	-	85,000
Net cash provided by financing activities	121,515	420,476

Change in cash and cash equivalents	(2,444)	5,958
Cash and cash equivalents, beginning of period	6,461	7,909
Cash and cash equivalents, end of period	$4,017	$13,867

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$5,728
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Conversion of Series C preferred stock in common stock	$-	$79,500
Increase in line of credit for facility fee	$-	$2,500
Series C derivative liability recorded to additional paid-in capital	$845,235	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

 Total Sports Media, Inc.

Notes to Condensed Consolidated Financial Statements

May 31, 2017

(unaudited)

1. Nature of Business

Total Sports Media, Inc. (the "Company") is a digital media and technology services company. The Company provides audio and video streaming and advertising services through its RadioLoyaltyTM Platform (the "Platform") to over 5,000 internet and terrestrial radio stations and other broadcast content providers. The Platform consists of a web-based and mobile player that manages streaming audio and video content, social media engagement, display and video ad serving within the web player and is also capable of replacing audio ads with video ads within the web player in a live or on-demand environment. The Company offers the Platform directly to its broadcasters and integrates or white labels its technologies with web-based internet radio guides and other web-based content providers. The Company was incorporated as a Wyoming corporation on May 6, 2008.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the nine months ended May 31, 2017, the Company recorded an operating loss of $590,425 and a net loss of $2,573,705. As of May 31, 2017, the Company had a working capital deficit of $8,318,853, which excluding the derivative liabilities was $5,283,208. The net loss and negative working capital indicate substantial doubt about the entity's ability to continue as a going concern.

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

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including convertible debt instruments, preferred stock, restricted stock unit grants and detachable stock warrants. Basic and diluted net loss per share was the same for the three and nine months ended May 31, 2017 and 2016 presented as the inclusion of all potential common shares outstanding would have been anti-dilutive. As of May 31, 2017, there were 12,283,113,310 potentially dilutive shares of common stock that were excluded because their effect would be anti-dilutive.

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

2. Composition of Certain Financial Statement Captions

Property and Equipment

Property and equipment consisted of the following:

	May 31, 2017	August 31, 2016

Software	$1,673,497	$1,804,257
Servers, computers, and other related equipment	153,824	153,824
Leasehold improvements	1,675	1,675
	1,828,996	1,959,756
Less accumulated depreciation and amortization	(1,728,992)	(1,597,512)
Property and equipment, net	$100,004	$362,244

Depreciation expense totaled $193,229 and $288,916 for the nine months ended May 31, 2017 and 2016, respectively. During the nine months ended May 31, 2017, the Company discontinued the development of their Amped Fantasy products. In connection with this, the Company recorded an impairment loss on disposal of assets of $69,011.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	May 31, 2017	August 31, 2016

Accounts payable	$941,430	$814,707
Accrued interest	453,212	87,661
Accrued broadcaster commissions	92,595	301,883
Credit card	95,587	50,989
Accounts payable and accrued expenses	$1,582,824	$1,255,239

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2017 and August 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term in nature or they are payable on demand.

The fair value of these financial assets and liabilities was determined using the following inputs:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Fair values as of May 31, 2017
Liabilities:
Derivative liabilities	$-	$3,035,645	-	$3,035,645

Total liabilities measured at fair value	$-	$3,035,645	-	$3,035,645

Fair values as of August 31, 2016
Liabilities:
Derivative liabilities	-	$561,374	-	$561,374

Total liabilities measured at fair value	$-	$561,374	-	$561,374

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

(c) If at any time during the valuation period the closing bid price of the Company's common stock is below 90% of the closing bid price on the day before an issuance date, the Company will immediately cause to be issued to ASC such additional shares as may be required to affect the purposes of the Stipulation.

(d) Notwithstanding anything to the contrary in the Stipulation, the number of shares beneficially owned by ASC will not exceed 9.99% of the Company's outstanding common stock.

In connection with the Settlement Shares, the Company relied on the exemption from registration provided by Section 3(a)(10) under the Securities Act.

There were no shares issued to ASC during the nine months ended May 31, 2017 and 2016. The remaining amount on the settlement of liabilities owed by the Company to ASC is in the aggregate amount of $151,290 as of May 31, 2017 and August 31, 2016. The Company cannot reasonably estimate the amount of proceeds ASC expects to receive from the sale of these shares which will be used to satisfy the liabilities. Thus, the Company accounts for the transaction as the shares are sold and the liabilities are settled. All amounts are included within accounts payable. Shares which are held by ASC at each reporting period are accounted for as issued but not outstanding, of which there are none as of period end.

Legal Proceedings

The Company is potentially subject to various legal proceedings and claims arising in the ordinary course of its business. There are no pending legal proceedings against the Company as of the date of these financial statements. See Note 11 for a subsequent event related to a legal proceeding.

6. Capital Lease

On March 22, 2013, the Company reached a settlement and release agreement with IBM Credit, LLC, (“IBM”) the lessor associated with the Company’s computer servers and software classified under capital lease. The balance owed to IBM as of March 22, 2013 was agreed to be $108,704. The Company agreed to make payments of $9,000 per month, with a final payment of $9,704 on March 1, 2014, in order to satisfy this balance. As of May 31, 2017 and August 31, 2016, the Company was in default of this agreement and the amount outstanding of $54,704 is reflected as a current liability on the accompanying consolidated balance sheets.

7. Related Party Transactions

The related party payable as of May 31, 2017 and August 31, 2016 consists of unpaid compensation, cash advances and charges on personal credit lines made on behalf of the Company by the Executives. The balances owed to the Executives are not secured and are due on demand. The Company is required to pay the interest charges on personal credit cards. Interest will be charged on these credit line balances based upon effective credit card rates. During the period from December 1, 2014 to May 31, 2015, the Executives agreed to a temporary reduction in their annual salary from $240,000 to $50,000 per annum. As of June 1, 2015, the effective rate of pay should be $240,000 per year but subsequently the executives verbally agreed to continue the moratorium until May 31, 2017. Subsequent to May 31, 2017, the annual salary due to the executives was reinstated to the $240,000 per annum. As of May 31, 2017 and August 31, 2016, amounts due to these Executive related to accrued compensation and advances were $389,642 and $281,291, respectively.

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

Creditor #2 Convertible Promissory Notes

In April 2014, the Creditor entered into an exchange agreement with another lender (the “Creditor #2”) whereby the Creditor transferred the Creditor's notes and accrued interest to Creditor #2. In April, the Company entered into i) a note agreement for $284,560 representing amounts transferred from the Creditor; ii) two $125,000 notes in which the proceeds were received on the same date (collectively referred to as the “Creditor #2 Notes”) with Creditor #2. The Creditor #2 Notes bear interest per annum at 10.0%, payable six months after the issuance date and are convertible on the date of issuance based upon based upon a 45% discount to lowest trading price, for the 15 trading days prior to conversion. As a result, the lower the stock price at the time the Creditor #2 converts the Creditor #2 Notes, the more common shares the Creditor #2 will receive. There were no conversions during the nine months ended May 31, 2017 and 2016. The remaining principal balance was $391,242 as of May 31, 2017 and August 31, 2016. The convertible notes were due October 2014, however, as of the date of this filing there have been no demands or notifications of default received from the holder. Based upon the agreements, at the time of default the Company was potentially liable for $90,000 in additional penalties. During the nine months ended May 31, 2017, the Company recorded $90,000 in penalties as accrued interest and interest expense. The impact of the penalty wasn't significant to previously issued financial statements as well as the current nine month period being reported on. The penalty doesn't incur interest and isn't convertible into shares of the Company's common stock.

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

Creditor #3 Convertible Promissory Note

In December 2014, a convertible promissory note holder ("Holder") entered into an exchange agreement with another lender (the “Creditor #3”) whereby the Holder transferred the Holder’s notes and accrued interest to Creditor #3. In December 2014, the Company entered into i) a note agreement for $150,000 representing the principal amount transferred from the Holder. The Creditor #3 Note bears interest per annum at 10.0%, due on August 22, 2015 and is convertible on the date of issuance based upon based upon a 25% discount to lowest trading price, for the 5 trading days prior to conversion. As a result, the lower the stock price at the time the Creditor #3 converts the Creditor #3 Notes, the more common shares the Creditor #3 will receive. There were no conversions during the nine months ended May 31, 2017 and 2016. In September 2016, the Creditor #3 note and accrued interest was satisfied by the Company for $25,000. The Company recorded a gain on extinguishment of $150,387 during the nine months ended May 31, 2017. The gain consisted of forgiven principal and accrued interest of $98,184 and removal of the derivative liability of $52,203. The remaining principal balance was $93,350 as of August 31, 2016.

Convertible Promissory Notes

As of May 31, 2017 and August 31, 2016, in addition to the notes owing to Creditors #2 and #3 (above) the Company has outstanding 35 convertible promissory notes respectively issued between December 2011 and November 2016. The convertible promissory notes bear interest at either 4% or 8% per year and are due in full, including principal and interest, two-three years from the issuance date ranging from August 2014 to February 2018. The convertible promissory notes also include a conversion option whereby the holders may elect at any time to convert any portion or the entire balance into the Company's common stock at conversion prices ranging from $0.0001 to $0.50. There were no transactions in which impacted these 35 convertible notes payable during the nine months ended May 31, 2017 and 2016, other than the accrual of interest. As of May 31, 2017 and August 31, 2016, the balance of convertible notes payable was $1,704,895 and $1,704,895, respectively.

As of May 31, 2017 and August 31, 2016, 26 of the above mentioned 35 convertible promissory notes with outstanding balances totaling $1,103,964 and $1,103,964 respectively, are held by related parties. These related parties consist of the Company's officers, a Director, significant shareholders or entities controlled by these individuals.

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

The discounts are amortized over the term of the convertible promissory note using the straight line method. The amortized value for each period is recorded as an offset against the debt discount on the balance sheet, classified as interest expense. During the nine months ended May 31, 2017 and 2016, $119,670 and $370,463 of the discounts were amortized to interest expense, respectively. As of May 31, 2017, $4,167 in discounts remained.

9. Derivatives

In connection with convertible notes payable, Series C preferred stock and warrant liability, the Company records derivative liabilities for the conversion features within these instruments. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. During the nine months ended May 31, 2017, the Company recorded additional derivative liabilities related to the Series C preferred stock and warrant liability due to the Company being potentially in excess of their authorized shares if all convertible instruments being converted. During the nine months ended May 31, 2016, the Company didn't record any additional derivative liabilities as no new convertible notes were issued.

On December 6, 2016, the Company calculated the derivative liability in connection with the Series C preferred stock conversion feature to be $845,235. The offset of the derivative liability was recorded as a debit to additional paid-in capital. The Company used the following assumptions within the Black-Scholes pricing model to value derivative liability: exercise price of $0.08, the closing stock price of the Company's common stock on the date of valuation of $0.04, an expected dividend yield of 0%, expected volatility of 260%, risk-free interest rate of 1.12% and an expected term of 2.0 years. See Note 10 for additional information.

On December 6, 2016, the Company calculated the derivative liability in connection with the warrant liability conversion feature to be $51,273. The offset of the derivative liability was recorded as a debit to the change in fair value of derivatives as the warrant is currently exercisable into common stock. The Company used the following assumptions within the Black-Scholes pricing model to value derivative liability: exercise price of $0.068, the closing stock price of the Company's common stock on the date of valuation of $0.04, an expected dividend yield of 0%, expected volatility of 322%, risk-free interest rate of 1.12% and an expected term of 3.39 years. See Note 10 for additional information.

On May 31, 2017, the derivative liabilities were revalued at $3,035,645 resulting in a loss of $1,681,239 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices ranging from of $0.0019 to $0.046, the closing stock price of the Company's common stock on the date of valuation $0.0043, an expected dividend yield of 0%, expected volatility ranging from 312% to 633%, risk-free interest rates ranging from 0.49% to 1.28%, and an expected term ranging from of 0.5 to 2.91 years. On May 31, 2016, the derivative liabilities were revalued at $460,789 resulting in a gain of $438,067 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices ranging from of $0.04 to $0.072, the closing stock price of the Company's common stock on the date of valuation $0.08, an expected dividend yield of 0%, expected volatility ranging from 63% to 134%, risk-free interest rates ranging from 0.49% to 0.62%, and an expected term ranging from 0.5 to 0.92 years.

10. Stockholders’ Equity

Series A Preferred Stock

Each share of Series A Preferred Stock has voting rights equal to the voting equivalent of the common stock into which it is convertible at the time of the vote. The holders of the Series A Preferred Stock are not entitled to dividends. The Series A Preferred Stock has no preferential rights to the Company’s common stock and will share in any liquidation proceeds with the common stock on an as converted basis. No shares of Series A Preferred Stock are outstanding as of May 31, 2017.

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

Common Stock to be Issued / Warrant Liability

On April 27, 2015, the Company entered into an Investment Agreement with RTV Media Corp. ("RTV") pursuant to which RTV initially invested $75,000 into the Company in consideration for $75,000 of worth of warrants. On December 3, 2015, the Company issued RTV additional warrants in consideration of $12,500. The warrants have an exercise price which is equal to the higher of (i) $0.001 or (ii) 85% of the average closing price of the Company’s common stock as quoted on the public securities trading market for the ten (10) consecutive trading days immediately prior to the Holder’s exercise of this warrant. RTV has up to five years to exercise the warrants. In addition, RTV agreed to invest up to an additional $412,500 of capital into the Company in consideration for which additional warrants will be granted upon investment. Prior to December 6, 2016, the Company has accounted for the warrants as common stock to be issued as there are no provisions within the agreement in which will require the Company to return the capital provided. As discussed above, on December 6, 2016, the Company decreased their authorized common shares to 40 million. Upon this reduction, if all dilutive instruments, including the warrants, were to convert into common stock the Company would be in excess of their authorized shares. In connection with this, the $87,500 in proceeds from the warrants and the conversion feature related to the warrants are no longer warranted equity classification and must be reflected as liabilities. See Note 9 for additional information including the valuation of the derivative. As of May 31, 2017, if exercised, the Company has the obligation to issue approximately 18.9 million shares of common stock. Subsequent to May 31, 2017, the Company has received an additional $25,000 under the terms of the investment agreement with RTV.

11. Subsequent Events

On January 20, 2017, a lawsuit was filed against one of our subsidiaries StreamTrack Media, Inc. by Prodedge, LLC for $80,500 plus attorney fees for breach of contract, covenant of good faith and fair dealing, which has been recorded in accounts payable as of August 31, 2016 and May 31, 2017. The settlement reached stipulated a payment schedule of $2,000 per month for twelve months starting June 15, 2017 and $4,708 per month for twelve months starting June 15, 2018. As of October 31, 2017, $76,500 is still owed under the settlement.

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

Advertising revenue constitutes the majority of our total revenue, representing 100% of total revenue for the nine months ended May 31, 2017. We anticipate this trend will continue and our revenues will be generated primarily from advertising. Our advertising revenue for the nine months ended May 31, 2017 was almost entirely derived from advertising delivered on desktop devices.

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

In April 2015, we completed an asset purchase of Amped Fantasy and SportsAlertTM, a daily fantasy sports and alert platform. The company ceased development of Amped Fantasy in the first quarter of 2016 due to uncertain regulatory changes and a lack of funding to continue development. SportsAlert is an alert messaging platform that allows subscribers to obtain current stats and scores relating to teams or individual players performances.

The Company received a Final Office Action rejecting the company’s claims to U.S. App No.: 13/559,503 - Ads with Media Streams - RAD-0045.

Key Metrics:

We track listener hours because we believe it is the best key indicator of the growth of our Platform business. Revenues from advertising through our Platform represented substantially all of our revenues for the nine months ended May 31, 2017. We also track the number of active users on our Platform as well as the RadioLoyaltyTM app as indicators of the size and quality of our audience, which are particularly important to potential advertisers.

We calculate actual listener hours using our internal analytics systems. Some of our competitors do not always calculate their listener hours in the same way we do. As a result, their stated listener hours may not represent a truly comparable figure.

Player launches are defined as the number of individual times the UniversalPlayerTM was launched.

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

Comparison of the Three Months Ended May 31, 2017 and May 31, 2016

	For the Three Months Ended May 31, 2017	For the Three Months Ended May 31, 2016
Revenue:
Advertising	$27,908	$120,041
Services	-	-
Total revenue	$27,908	$120,041

Revenues for the three months ended May 31, 2017 and 2016, totaled $27,908 and $120,041, respectively. The period over period decline can be attributed to several factors. Video revenue decreased for the three month period year over year by $48,412 attributable to reduced listening time, overall industry technical changes and ad related errors including Vpaid errors, ad response times, increased latency, creative errors and creative load time. Display revenue decreased for the three month period year over year by $43,103. Tighter buying criteria by Customers as a result of quality scoring from companies such as Integral Ad Science, Doubleverify and ForensIQ also reduced buys from some Customers.

	For the Three Months Ended May 31, 2017	For the Three Months Ended May 31, 2016
Costs of revenues:
Media network	$49,353	$73,008
Colocation services	-	6,847
Broadcaster commissions	2,214	12,289
Other	856	99
Total costs of revenue	$52,423	$92,243

Costs of revenues for the three months ended May 31, 2017 and 2016 totaled $52,423 and $92,243, respectively. We incurred substantial media network costs associated with the distribution of our content across a variety of advertising networks. Our costs of distributing our content will proportionally decrease dramatically as we reach scale. In order to operate the RadioLoyaltyTM online broadcasting platform, RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we primarily utilize ASW's cloud. We refer to these costs as streaming services. Our advertising sales arrangements with over 5,000 RadioLoyaltyTM stations facilitate us paying the broadcasters a monthly revenue sharing fee or license fee in exchange for advertising inventory around their content and listenership. We refer to these costs as broadcaster commissions in the event that we purchase the ad inventory. Other costs of sales include streaming services, depreciation associated with computer servers, streaming costs, adserving costs, and various application technologies that support our primary product offerings.

	For the Three Months Ended May 31, 2017	For the Three Months Ended May 31, 2016
Operating expenses
Product development	$-	$-
Officer compensation	25,000	25,000
Sales and marketing	1,484	6,177
Other	117,500	270,193
Total operating expenses	$143,984	$301,370

Operating expenses for the three months ended May 31, 2017 and 2016 totaled $143,984 and $301,370, respectively. We have a broad-based business strategy to acquire more broadcasters directly, enter into joint ventures, revenue sharing arrangements or similar contracts with internet radio station guides (aggregators), and consider mergers and acquisition targets on an ongoing basis. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio including the Robot Fruit, StreamTrak, SportsAlert and mobile technology. We expect these costs to increase in the current fiscal year. Marketing and sales costs included compensation for our sales staff and various internet marketing-related costs. Officer compensation related to a variety of accruals to the two primary executives that operate our business. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

	For the Three Months Ended May 31, 2017	For the Three Months Ended May 31, 2016
Other income (expenses)
Other income (expense)	$-	$-
Interest expense	(69,079)	(195,864)
Gain on sale of co-location and domain	-	-
Gain on debt extinguishment	-	-
Loss on disposal of assets	-	-
Change in fair value of derivatives	(553,501)	65,990
Total other income (expenses)	$(622,580)	$(129,874)

Other expense for the three months ended May 31, 2017 and 2016, totaled $(622,580) and $(129,784), respectively. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit, among others. We recorded the amortization of various debt discounts associated with our convertible promissory notes. The discounts are the result of derivative liabilities in which are recorded due to the variability of the notes conversion price. The derivative liabilities have to be re-measured as of each reporting date. For the three months ended May 31, 2017 and 2016, the re-measurement resulted in a gain (loss) on change in fair value of derivative liabilities of $(553,501) and $65,990, respectively.

We did not generate taxable profits for the three months ended May 31, 2017 and 2016. As a result, no provision for income taxes was recorded during either period.

Comparison of the Nine Months Ended May 31, 2017 and May 31, 2016

	For the Nine Months Ended May 31, 2017	For the Nine Months Ended May 31, 2016
Revenue:
Advertising	$117,247	$455,372
Services		16,838
Total revenue	$117,247	$472,210

Revenues for the nine months ended May 31, 2017 and 2016, totaled $117,247 and $472,210, respectively. The period over period decline can be attributed to several factors. Video revenue decreased for the nine month period year over year by $163,081 attributable to reduced listening time, overall industry technical changes and ad related errors including Vpaid errors, ad response times, increased latency, creative errors and creative load time. Display revenue decreased for the nine month period year over year by $172,785. Tighter buying criteria by Customers as a result of quality scoring from companies such as Integral Ad Science, Doubleverify and ForensIQ also reduced buys from some Customers.

	For the Nine Months Ended May 31, 2017	For the Nine Months Ended May 31, 2016
Costs of revenues:
Media network	$139,882	$230,561
Colocation services	-	20,547
Broadcaster commissions	12,635	39,851
Other	1,348	1,224
Total costs of revenue	$153,865	$292,183

Costs of revenues for the nine months ended May 31, 2017 and 2016 totaled $153,865 and $292,183, respectively. We incurred substantial media network costs associated with the distribution of our content across a variety of advertising networks. Our costs of distributing our content will proportionally decrease dramatically as we reach scale. In order to operate the RadioLoyaltyTM online broadcasting platform, RadioLoyaltyTM mobile and tablet apps and our ad-serving technologies, we primarily utilize ASW's cloud. We refer to these costs as streaming services. Our advertising sales arrangements with over 5,000 RadioLoyaltyTM stations facilitate us paying the broadcasters a monthly revenue sharing fee or license fee in exchange for advertising inventory around their content and listenership. We refer to these costs as broadcaster commissions in the event that we purchase the ad inventory. Other costs of sales include streaming services, depreciation associated with computer servers, streaming costs, adserving costs, and various application technologies that support our primary product offerings.

	For the Nine Months Ended May 31, 2017	For the Nine Months Ended May 31, 2016
Operating expenses
Product development	$8,000	$210
Officer compensation	75,000	75,000
Sales and marketing	3,836	18,975
Other	466,971	805,857
Total operating expenses	$553,807	$900,042

Operating expenses for the nine months ended May 31, 2017 and 2016 totaled $553,807 and $900,042, respectively. We have a broad-based business strategy to acquire more broadcasters directly, enter into joint ventures, revenue sharing arrangements or similar contracts with internet radio station guides (aggregators), and consider mergers and acquisition targets on an ongoing basis. Product development costs were associated with continuing improvements to the software and related infrastructure for our primary product offering as well as development work on our online product portfolio including the Robot Fruit, StreamTrak, SportsAlert and mobile technology. We expect these costs to increase in the current fiscal year. Marketing and sales costs included compensation for our sales staff and various internet marketing-related costs. Officer compensation related to a variety of accruals to the two primary executives that operate our business. Other operating costs include telecom, depreciation, utilities, travel and entertainment and various other costs of doing business.

	For the Nine Months Ended May 31, 2017	For the Nine Months Ended May 31, 2016
Other income (expenses)
Other income (expense)	$940	$-
Interest expense	(384,357)	(619,678)
Gain on sale of co-location and domain	-	175,992
Gain on debt extinguishment	150,387	-
Loss on disposal of assets	(69,011)	-
Change in fair value of derivatives	(1,681,239)	438,067
Total other income (expenses)	$(1,983,280)	$(5,619)

Other (expense) income for the nine months ended May 31, 2017 and 2016, totaled $(1,983,280) and $(5,619), respectively. We incurred interest expense calculated on our convertible promissory notes and fees charged by the provider of our factoring line of credit, among others. We recorded the amortization of various debt discounts associated with our convertible promissory notes. The discounts are the result of derivative liabilities in which are recorded due to the variability of the notes conversion price. The derivative liabilities have to be re-measured as of each reporting date. For the nine months ended May 31, 2017 and 2016, the re-measurement resulted in a gain (loss) on change in fair value of derivative liabilities of $(1,681,239) and $438,067, respectively.

We did not generate taxable profits for the nine months ended May 31, 2017 and 2016. As a result, no provision for income taxes was recorded during either period.

Liquidity and Capital Resources

As of May 31, 2017, we had cash totaling $4,017. We had a net working capital deficit of $8,318,853 as of May 31, 2017, compared to a net working capital deficit of $4,951,686 as of August 31, 2016. Our principal uses of cash during the nine months ending May 31, 2017 were funding our operations.

Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the nine months ended May 31, 2017, the Company recorded an operating loss of $590,425 and a net loss of $2,573,705. As of May 31, 2017, the Company had a working capital deficit of $8,318,853, which excluding the derivative liability was $5,283,208, indicating substantial doubt regarding the Company's ability to continue as a going concern.

Management is confident but cannot guarantee that the Company will be able to raise in order to repay debts and continue operations. During the year ending August 31, 2017, the Company is obligated to make payments on certain operating leases, convertible debts, and a capital lease, among others. The Company's normal operating costs are also significant and include consulting fees, professional fees, product development costs and marketing and sales costs associated with management’s business plan. Additionally, the Company is currently in default on its capital lease. If the Company defaults on this capital lease, the lessor may decide to take back its equipment. The Company has replaced its use of the equipment with ASW’s cloud so if the lessor decides to take back its equipment the impact operational impact would be minimal. Since inception and through May 31, 2017, the Company has successfully raised a significant amount of capital. However, the ability of the Company to continue as a going concern is dependent on the successful execution of the business plan in order to become profitable. If the Company is unable to become profitable or sustain its cash flow, the Company could be forced to modify its business operations or possibly cease operations entirely. Management cannot provide any assurances that the Company will be successful in its operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Capital Expenditures

Based on current estimates, we believe that our anticipated capital expenditures will be adequate to implement our current plans.

Historical Trends

The following table summarizes our cash flow data for the nine months ended May 31, 2017 and 2016.

	For the Nine Months Ended May 31, 2017	For the Nine Months Ended May 31, 2017

Net cash used in operating activities	$(123,959)	$(580,602)
Net cash provided by investing activities	-	166,084
Net cash provided by financing activities	121,515	420,476

Cash flow used in operating activities totaled $(123,959) for the nine months ended May 31, 2017, compared to $(580,602) used for the nine months ended May 31, 2016. Operating cash flow was negative as we continued operations and a focused effort on product development and efforts towards certain potential significant partnerships with third parties within the digital media industry.

Cash flow provided by investing activities totaled $0 for the nine months ended May 31, 2017, compared to $166,084 the nine months ended May 31, 2016. The decrease is due to the limited capital on hand for the continued development of new products. In addition, in 2016 the Company sold their co-location and various domains.

Cash flow provided by financing activities totaled $121,515 for the nine months ended May 31, 2017, compared to $420,476 for the nine months ended May 31, 2016. We raised substantial capital through net proceeds from the line of credit, and advances from related our primary executive officers during the nine months ended May 31, 2017 and 2016, respectively.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

